Form 10-Q
period 2015-09-30
Gyrodyne, LLC
filed 2015-11-23
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2015

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number        001-37547

Gyrodyne, LLC

(Exact name of registrant as specified in its charter)

New York	46-3838291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Flowerfield, Suite 24, St. James, NY 11780

(Address and Zip Code of principal executive offices)

          (631) 584-5400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                               Accelerated filer ☐Non-accelerated filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On November 20, 2015, 1,482,680 shares of the Registrant’s common interests outstanding

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2015

Seq. Page

Form 10-Q Cover	1

Index to Form 10-Q	2

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Condensed Consolidated Statement of Net Assets as of September 30, 2015 (liquidation basis and unaudited) and Condensed Consolidated Balance Sheets as of December 31, 2014 (going concern basis)	3

Condensed Consolidated Statements of Changes in Net Assets for the period from September 1, 2015 through September 30, 2015(liquidation basis and Unaudited)	4

Condensed Consolidated Statements of Operations for the two and eight months ended August 31, 2015, and the three and nine months ended September 30, 2014 (going concern basis and unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the eight months ended August 31, 2015 (going concern basis and unaudited)	6

Condensed Consolidated Statements of Cash Flows for the eight months ended August 31, 2015 (going concern basis and unaudited) and nine months ended September 30, 2014 (going concern basis and unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4. Controls and Procedures.	56

PART II - OTHER INFORMATION	56

Item 1. Legal Proceedings.	56

Item 6. Exhibits.	57

SIGNATURES	59

EXHIBIT INDEX	59

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AT

SEPTEMBER 30, 2015 (LIQUIDATION BASIS)

AND CONDENSED CONSOLIDATED BALANCE SHEET AT

DECEMBER 31, 2014 (GOING CONCERN BASIS)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

REAL ESTATE
Rental property:
Land	$-	$1,733,693
Building and improvements	-	11,368,097
Machinery and equipment	-	344,733
	-	13,446,523
Less accumulated depreciation	-	4,887,339
	-	8,559,184
Land held for development:
Land	-	558,466
Land development costs	-	1,958,395
	-	2,516,861
Total real estate, net	-	11,076,045

Real estate held for sale	42,723,000	-
Assets held for sale	-	22,189,950
Cash and cash equivalents	7,615,880	4,028,337
Investment in marketable securities	5,275,489	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $50,000 and $81,000, respectively	50,024	2,782
Deferred rent receivable	-	53,140
Prepaid expenses and other assets	431,198	576,012
Total Assets	$56,095,591	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$1,012,944	$724,641
Accrued liabilities	247,223	220,573
Deferred rent liability	93,804	16,673
Tenant security deposits payable	469,256	246,702
Liabilities related to assets held for sale	-	374,408
Income taxes payable	-	750,000
Pension costs	1,198,620	552,546
Notes payable	-	17,533,210
Estimated liquidation and operating costs net of receipts	6,750,881	-
Total Liabilities	9,772,728	20,418,753

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding at December 31, 2014	-	1,723,888
Additional paid-in capital	-	36,819,973
Accumulated other comprehensive loss	-	(633,682)
Deficit	-	(12,914,871)
	-	24,995,308
Less cost of shares of common stock held in treasury; 241,208	-	(1,537,697)
Total Stockholders’ Equity	-	23,457,611
Total Liabilities and Stockholders’ Equity	-	$43,876,364
Net assets in liquidation	$46,322,863

See notes to condensed consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD FROM SEPTEMBER 1, 2015 TO SEPTEMBER 30, 2015

(Liquidation Basis)

(Unaudited)

Gyrodyne Consolidated Net Equity, at September 1, 2015		$43,916,720

Effect of adopting the liquidation basis of accounting:
Change to fair value of real estate investments	$12,879,418
Estimated real estate selling costs	(2,727,000)
Estimated liquidation and operating costs in excess of operating receipts	(6,916,595)
Deferred Rent Receivable	(399,621)
Prepaid Lease Agreement Fees- Other than Fairfax	(155,736)
Prepaid Lease Agreement Fees- Fairfax	(277,338)
Total effects of adopting the liquidation basis of accounting		2,403,128

Net assets in liquidation, at September 1, 2015		46,319,848
Changes in assets and liabilities in liquidation:
Change in market value of securities	34,017
Change in pension deficit	(31,002)
Total changes in net assets in liquidation		3,015

Net assets in liquidation, at September 30, 2015		$46,322,863

See notes to condensed consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(GOING CONCERN BASIS)

(UNAUDITED)

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$369,422	$578,148	$1,497,906	$1,762,890
Rental income - tenant reimbursements	55,507	60,355	205,746	239,217
Total	424,929	638,503	1,703,652	$2,002,107

Expenses
Rental expenses	250,398	373,935	1,033,966	1,140,057
General and administrative expenses	457,842	526,572	1,723,342	1,676,938
Strategic alternative expenses	620,151	373,555	1,121,857	1,246,096
Depreciation	57,291	82,042	219,814	249,660
Impairment charges	-	-	-	200,000
Insurance claim recoveries in excess of costs	7,308	(184,339)	(151)	(184,339)
Total	1,392,990	1,171,765	4,098,828	4,328,412

Other Income (Expense):
Interest income	18,564	32,602	77,749	78,526
Interest expense	(149,475)	(206,224)	(588,646)	(542,570)
Total	(130,911)	(173,622)	(510,897)	(464,044)
Net Loss before Provision for Income Taxes	(1,098,972)	(706,884)	(2,906,073)	(2,790,349)
Provision for Income Taxes	14,500	-	85,000	-
Net loss from continuing operations	(1,113,472)	(706,884)	(2,991,073)	(2,790,349)
Income from discontinued Operations	222,347	301,327	489,371	562,866
Net loss	(891,125)	(405,557)	(2,501,702)	(2,227,483)
Net loss per common share:
From continuing operations	$(0.75)	$(0.47)	$(2.02)	$(1.88)
From discontinued operations	0.15	0.20	0.33	0.38
Total loss - Basic and diluted	$(0.60)	$(0.27)	$(1.69)	$(1.50)
Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

EIGHT MONTHS ENDED AUGUST 31, 2015

(GOING CONCERN BASIS)

(UNAUDITED)

Total Stockholders’ Equity – December 31, 2014		$23,457,611
Changes in equity:
Net loss	$(2,501,702)
Change in market value of securities	(10,162)
Change in pension liability	(758,649)
Increase in equity due to rights offering	5,606,190
Exchange of Notes to equity	18,123,432
Total change in equity		20,459,109
Equity – August 31, 2015		$43,916,720

See notes to condensed consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

(UNAUDITED)

	Eight Months Ended August 31, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,501,702)	$(2,227,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,964	564,595
Impairment charges	-	200,000
Bad debt (recovery) expense	(22,773)	45,000
Net periodic pension cost	49,923	22,406
Noncash interest expense	590,222	302,813
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(16,928)	7,215
Deferred rent receivable	(64,707)	(90,907)
Prepaid expenses and other assets	31,413	129,312
(Decrease) increase in liabilities:
Accounts payable	(8,677)	(1,420,869)
Accrued liabilities	16,052	(2,700,510)
Income taxes payable	(750,000)	-
Deferred rent liability	24,736	13,678
Tenant security deposits payable	(7,981)	(10,374)
Pension cost liability	(193,500)	-
Total adjustments	207,744	(2,937,641)
Net cash used in operating activities	(2,293,958)	(5,165,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(412,550)	(712,473)
Land development costs	(83,047)	(102,925)
Purchase of marketable securities	-	(3,138,943)
Principal repayments of investments in marketable securities	623,390	447,731
Net cash provided by (used in) investing activities	127,793	(3,506,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net	5,606,190	-
Net cash provided by financing activities	5,606,190	-

Net increase (decrease) in cash and cash equivalents	3,440,025	(8,671,734)
Cash and cash equivalents at beginning of period	4,028,337	13,048,827
Cash and cash equivalents at end of period	$7,468,362	$4,377,093

Supplemental cash flow information:
Income and excise taxes paid	$835,000	$133,000
Interest paid	$33,294	$-

Noncash Investing and Financing Activities:
Issuance of note to settle PIK interest	$403,750	$302,813
Exchange of Debt to Membership interest in Gyrodyne LLC	$18,123,432	-
Dividend payable	-	$682,033

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	The Company:

On September 1, 2015, Gyrodyne, LLC (NASDAQ: GYRO), a New York limited liability company (“Gyrodyne”, the “Company” or the “Registrant”), announced the completion of the previously announced merger of Gyrodyne Company of America, Inc. (the “Corporation”) and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne (the “Merger”). Where applicable, references in this Report to the Company or the Registrant shall be deemed to be references to Gyrodyne as the successor to the Corporation.

The Merger was approved by the shareholders of the Corporation on August 20, 2015. Gyrodyne is the surviving company in the Merger, which terminated the existence of the Corporation and GSD. On September 1, 2015, trading of common interests of Gyrodyne commenced on the NASDAQ Stock Market under the symbol “GYRO”. The number of common interests outstanding in Gyrodyne following the merger is 1,482,680. As more fully described below, each share of common stock of the Corporation was converted into .0904 Gyrodyne common interests pursuant to the Merger. The common interests of Gyrodyne have a new CUSIP number of 403829104.

The Corporation had previously approved the Merger on behalf of GSD and Gyrodyne in its capacity as managing member of GSD and Gyrodyne.

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne in the aggregate (.0904 common interest of Gyrodyne per share of Corporation common stock), holders of interests in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne in the aggregate (.024798 common interest of Gyrodyne per $1.00 principal amount of the dividend notes issued in January 2014 and the dividend notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne in the aggregate (.473999 common interest of Gyrodyne per GSD interest).

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of the properties has not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common interests or, in the board’s discretion and without any separate approval by the holders of the Gyrodyne common interests, at any time the value of Gyrodyne’s assets, as determined by the board in good faith, is less than $1,000,000.

Prior to the Merger (i.e., including the period covered by this report through August 31, 2015), the Corporation was a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Corporation managed its business as one operating segment. Prior to December 30, 2013, the Corporation’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial properties and the development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Corporation distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC, which owned 100% of the interests (through GSD’s subsidiaries) in the Corporation’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Corporation, with Flowerfield Properties, Inc. (“FPI”) having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. Accordingly, we may use references to "we" or "our" to refer to the Company, the Corporation, taxable REIT subsidiary (“TRS”), FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties”, or “FPI’s properties” (or derivations thereof) interchangeably in this report as they relate to periods preceding August 31, 2015.

Substantially all of the properties are subject to net leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property (the “Grove Property”). Prior to the Merger, the interest was owned indirectly through FPI. For further information see Footnote 18.

The Company controls two medical office parks and ten of fourteen buildings in a third medical office park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company maintains approximately 68 acres of property in St. James, New York. Each medical office park, the block of ten buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park and the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax, provided that distributions were made to its shareholders equal of at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities were required to be conducted in an entity that elected to be treated as a TRS under the Code. The Corporation had one taxable REIT subsidiary which was subject to federal and state income tax on the income from these activities.

Pursuant to the Merger, all of the assets and liabilities of the Corporation and GSD were merged with and into and became assets and liabilities of Gyrodyne, LLC, but continue to be owned through single asset LLCs. In addition, the notes issued by the Corporation were redeemed with equity interests in Gyrodyne.

2.	Strategic Process

Seeking Shareholder Approval for the Merger

On October 21, 2013, the Corporation filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contained, among other matters, the board of director’s recommendation that the shareholders vote in favor of a plan of merger in which the Corporation and GSD would merge with and into Gyrodyne. The Corporation received comments from the SEC on November 18, 2013. The Corporation proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Corporation responded to such comments and filed a revised preliminary proxy statement with the SEC. The Corporation received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Corporation received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Corporation received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014.

On June 5, 2014, the Corporation announced that a special meeting of shareholders of the Corporation would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Corporation would be asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Corporation and GSD with and into Gyrodyne a subsidiary of the Corporation. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting took place by August 30, 2014. On August 25, 2014, the Corporation announced the postponement of the special meeting. The Corporation rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and the changed the shareholder record date to October 31, 2014. The Corporation had been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced a further postponement of the special meeting until the middle of 2015.

Rights Offering

Given the small size of holdings of many of the shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote during attempts in 2014. The Corporation and its advisors continued to analyze potential options in the best interests of the Corporation and its shareholders, which included enhancements designed to facilitate the ability to complete the merger transaction. On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to its existing shareholders to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the Merger, as well as raise equity capital in a timely and cost-effective manner while providing all of its shareholders the opportunity to participate in an offering of the Corporation’s shares on a pro rata basis without diluting their ownership interest in the Corporation. The board of directors believed that shareholders who exercised their subscription rights in the rights offering would be more likely to vote their shares on the Merger proposal.

On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively, and other updated financial information related thereto.

On April 27, 2015, the Corporation announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering was $2.75 per share. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of its common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015, the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

Merger Allocation Adjustment

The Plan of Merger originally provided for an allocation of Gyrodyne, LLC interests to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of the Notes and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne LLC interests to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Dividend Note were subject to adjustment in the discretion of the Corporation’s board of directors. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a board of directors meeting held on April 24, 2015, the Corporation’s directors determined to adjust the allocation of common interests of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. As adjusted, the common interests of Gyrodyne, LLC to be issued in the Merger would be allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●	Approximately 30.0% in the aggregate to holders of interests in the notes issued by the Corporation in the aggregate principal amount of $17,937,000 (the “Notes”); and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The Corporation’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the anticipated net proceeds to the Corporation of $5,606,000 from the rights offering (actual net proceeds was $5,606,190), assuming all 2,224,020 shares were sold. In addition, the allocations reflect adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. This methodology was consistent with the valuation metrics used to determine the original allocations in December, 2013.

Special Meeting and Consummation of Merger

Following the completion of the rights offering on June 17, 2015, the Corporation’s board of directors established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors, and against GSD and Gyrodyne. See Part II, Item 1, “Legal Proceedings”, below. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common interests of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

3.	Significant accounting policies:

The condensed consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the board has the ability to sell all of the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

A.  Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity and the consolidated statement of cash flows are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting). The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets in liquidation are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by December 31, 2016.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company, through outside consultants, is conducting market research and associated concept analysis to determine the value associated with the highest and best use for the Flowerfield Property as well as the property associated with the Cortlandt Medical Center. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The actual costs of such research and the associated values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates are based on completing the liquidation by December 31, 2016. However, the Company may pursue avenues to achieve the highest and best use of certain of its properties that may result in the liquidation being extended beyond December 31, 2016. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update these accordingly for any costs and value associated with a change in the duration of the liquidation.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2014 and with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014, the supplement, dated July 1, 2015, and the supplement no. 2, dated August 17, 2015 to the proxy statement/prospectus dated July 1, 2014 and the S-1/A filed with the SEC on May 15, 2015.

B.  Net Income (Loss) Per Share – Prior to the adoption of the liquidation basis of accounting, the Company reported basic and diluted net income (loss) per share data by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

C.  Management Estimates – In preparing the consolidated financial statements in conformity with GAAP and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense for the reporting period.  Actual results could differ from those estimates.

D. The below disclosures are an excerpt and part of the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2014, all of which remained applicable to the Company for the period prior to the Merger.

Revenue recognition

Base rents from rental properties are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheet. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet. Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the consolidated statements of operations. Ancillary and other property related income is recognized in the period earned.

Gains on sales of real estate

Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest. Following the merger, the Company has a business plan of liquidation and dissolution and accordingly reports its assets at net realizable value on the Statement of Net Assets in Liquidation. Any increases or decreases in the in the fair value of its real estate assets will be reported net of estimated selling costs in the Statement of Changes in Net Assets in Liquidation.

Assets Held For Sale and Discontinued Operation

Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Condensed Consolidated Balance Sheet as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties. Following the merger, there is no differentiation as all assets are reported in the statement of net assets at net realizable value and any changes in such values during a period are reported in the statement of changes in net assets.

4.	Real Estate:

Prior to the adoption of the liquidation basis of accounting, real estate was comprised of the following at June 30, 2015:

	Total Real Estate Reported In Discontinued Operations	Total Real Estate Net

Land		$1,733,693
Buildings		11,599,737
Machinery and equipment		344,733
	-	13,678,163
Less Accumulated Depreciation	-	5,049,861
Total real estate	-	8,628,302
Land held for Development:
Land	-	558,466
Land Development Costs	-	2,016,630
	-	2,575,096
Real Estate Reported As Assets Held For Sale:
Cortlandt Manor Medical Center	$7,935,306
Fairfax Medical Center	13,310,749
Total Real Estate Net	$21,246,055	$11,203,398

Upon the adoption of the liquidation basis of accounting, on September 1, 2015, real estate was adjusted to its estimated fair value less costs to sell equating to $42,723,000.  There were no changes to such valuation at December 31, 2014.

5.	Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the two and eight-month periods ended August 31, 2015 and the three and nine-month periods ending September 30, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

6.	Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Gyrodyne LLC, and all majority owned subsidiaries. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

7.	Statement of Net Assets in Liquidation:

The Merger was effective beginning September 1, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets in Liquidation and the Statement of Changes in Net Assets in Liquidation, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne’s assets is completed by December 31, 2016, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $46.3 million at the end of December 31, 2016.

The cash balance at the end of the liquidation period is based on the September 30, 2015 combined cash balance and marketable securities of $12.9 million and then adjusted for estimated cash receipts for the operation of the properties net of all rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, all general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, directors and officer’s insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders.

8.	Statement of Changes in Net Assets in Liquidation:

In the initial adoption of the liquidation basis of accounting which was effective with the Merger, the Statement of Changes in Net Assets in Liquidation contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value, as well as changes in net assets in liquidation for the one-month period ended September 30, 2015.

9.	Real Estate Assets Held for Sale and Discontinued Operations:

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets and their related liabilities as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or, fair value less the estimated selling costs.

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. During the second quarter of 2014, the Company’s board of directors approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to those assets were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The Company has not sold the Cortlandt Manor and Fairfax properties.

In early 2015, the Corporation became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Corporation, members of the Corporation’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believe the lawsuit is without merit and will continue to vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Corporation believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Company entered into a stipulation with the class action plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, beginning June 30, 2015, all of the assets and liabilities that relate to the Cortlandt Medical Center and the Fairfax Medical Center are being reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center for the three and nine-months ended September 30, 2014 and the period ended August 31, 2015 are being reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

In the third quarter of 2015, the Company determined to seek to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The POA will enable the Company to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through individual sales vs selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September. Therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations.

The Company expects to complete the sale of these properties by June 2016.

December 31, 2014
Property
Cortlandt Medical Center (1)	$8,062,003
Fairfax Medical Center	13,496,901

Accounts receivable	4,670
Deferred rent receivable	281,774
Prepaid expenses and other	344,602
Total Assets Held for Sale	$22,189,950

December 31, 2014
Accounts payable	$68,621
Accrued Liabilities	-
Deferred rent liability	78,064
Tenant security deposit payable	227,723
Total Liabilities Related to Real Estate Assets Held for Sale	$374,408

(1)	The Cortlandt Medical Center is inclusive of the two adjacent lots.

The results of operations and the gains or losses from operating properties that are held for sale and or disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying condensed consolidated balance sheets as “assets held for sale” or liabilities related to assets held for sale as of June 30, 2015. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income from discontinued operations.

The following table summarizes the discontinued operations for the two and eight-months ended August 31, 2015 (unaudited) and for the three and nine-months ended September 30, 2014 (unaudited):

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Rental income	$360,358	$533,784	$1,453,496	$1,575,875
Rental income - tenant reimbursements	27,645	41,265	128,226	152,925
Total rental income	388,003	575,049	1,581,722	1,728,800

Expenses
Rental Expenses	163,783	273,722	746,101	850,999
Strategic Alternative expenses	1,873	-	6,100	-
Depreciation	-	-	340,150	314,935
Total expenses	165,656	273,722	1,092,351	1,165,934
Net income from discontinuing operations	$222,347	$301,327	$489,371	$562,866

10.	Investment in Marketable Securities:

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity at December 31, 2014. Any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, will be reflected in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

As of September 1, 2015, the Company reviews its investments on a regular basis and adjusts the balance to fair value in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

The historical cost and estimated fair value of investments in marketable securities available for sale as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Amortized cost	$5,232,923	$5,931,387
Gross unrealized (losses) gains	42,566	18,711
Fair value*	$5,275,489	$5,950,098

* $698,464 in principal repayments was received during the nine months ended September 30, 2015

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At September 30, 2015 and December 31, 2014, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 18 – Fair Value of Financial Instruments. None of the unrealized losses at December 31, 2014 were considered to be other-than-temporarily impaired; therefore the prior year unrealized losses were reported in the Condensed Consolidated Statement of Comprehensive Income (Loss) and the reversal of those losses were also reported in the Condensed Consolidated Statement of Comprehensive Income (Loss). As of September 1, 2015, all securities are reported at fair value and the changes are reported in the statement of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

11.	Income Taxes:

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a pass through entity with the taxable income or loss reported annually on a Form K-1 to its shareholders pro rata. The income tax provision relates to the eight months ended August 31, 2015, the period preceding the Merger. During this period, The Corporation had a taxable REIT subsidiary which was subject to corporate level income tax for the non REIT qualified income.

The Corporation will file a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries, the final returns of which are expected to be filed on or prior to the extended due date of May 15, 2016. State tax returns are filed on a consolidated or separate basis depending on the applicable laws. The Corporation’s tax provision for the two and eight-months ended August 31, 2015 was $14,500 and $85,000, respectively. The tax provision was incurred through its taxable REIT subsidiary, Flowerfield Properties, Inc. which files separate Federal and state tax returns and had an approximate 39% effective tax rate for the quarter ended September 30, 2015. Gyrodyne Special Distribution LLC files separate US Federal and State Tax Returns. The income tax expense is comprised of the following for the two and eight-months ended August 31, 2015 and the three and nine-month period ended September 30, 2014, respectively which reflects an approximate 39% effective rate on Flowerfield Properties, Inc.

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$(7,060)	$-	$42,500	$-
State	21,560	-	42,500	-
	$14,500	$-	$85,000	$-
Deferred:
Federal	$-	$-	$-	$-
State	-		-

Income tax expense	$14,500	$-	$85,000	$-

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any deferred income tax assets or liabilities as of August 31, 2015 or December 31, 2014. The Company has the following current tax liabilities for the period ended August 31, 2015 and December 31, 2014 as follows:

	August 31, 2015	December 31, 2014
Current:
Federal	$-	$641,640
State	-	108,360
Total	$-	$750,000

Current income tax liabilities consist of the following:

	August 31, 2015	December 31, 2014
Current Tax Liabilities:
Flowerfield Properties, excluding recognized gain on the Grove	$-	$132,000
Recognized tax gain on the Grove	-	618,000
Total current tax payable	$-	$750,000

12.	Retirement Plans:

On November 25, 2013, the Corporation’s board of directors voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and is continuing the process of termination. The Corporation submitted the necessary application and related documents to the IRS on February 28, 2014 and to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination.

In May 2015, the Company received the IRS Determination letter which reflects regulatory approval to terminate the Plan. Accordingly, the Corporation recognized the estimated settlement obligations net of plan assets as pension costs on the June 30, 2015 balance sheet. As of September 30, 2015, the Company has not funded the pension deficit nor made distributions to the active employee beneficiaries of the Plan. Accordingly, the Company has $1,442,044 of unrecognized non-cash pension expenses included in Other Comprehensive Loss as of August 31, 2015. Based on the current estimated liability, offset by the conversion of the illiquid assets in the Merger, the Company recognized net additional pension liability of $789,650 to reflect the estimated obligations of $1,198,620 to fully fund the Plan as of September 30, 2015.

The following table provides the components of net periodic pension benefit cost for the Plan for the two and eight -months ended August 31, 2015 and three and nine-months ended September 2014 including the required and expected contributions:

	Eight Months Ended August 31,	Nine Months Ended September 30,	Two Months Ended August 31,	Three Months Ended September 30,

Pension Benefits	2015	2014	2015	2014
Service Cost	$-	$139,280	$-	$46,427
Interest Cost	7,419	137,126	-	45,708
Expected Return on Plan Assets	(6,858)	(270,932)	-	(90,310)
Amortization of prior service costs	92,786	16,932	-	5,644
Amortization of Actuarial Loss	442,212	-	-	-
Change in net gain due to settlement	(485,635)	-	-	-
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$49,924	$22,406	$-	$7,469
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$1,198,620	$-	$1,198,620

During the eight-months ended August 31, 2015, the Corporation made a $193,500 contribution to the Plan to supplement the liquidity needs to meet lump sum distribution elections. During the nine-month period ended September 30, 2014, the Corporation did not make any contribution to the Plan. While the Company does not have a minimum required contribution for the December 31, 2015 plan year, as a result of the termination of the pension plan, in addition to the prior contribution, the Company may have to make a contribution of up to approximately $1,198,620 to satisfy the lump sum payment options and/or to purchase annuities. The estimated funding obligation is included as a liability in the statement of net assets in liquidation as of September 30, 2015 and the statement of changes in net assets in liquidation for the period September 1, 2015 through September 30, 2015. The aforementioned funding obligation includes certain Plan investments in previously illiquid assets that following the merger, became liquid investments in Gyrodyne LLC and can now be sold with the resulting net proceeds utilized to reduce the aforementioned funding obligation. As of December 31, 2014, the value under a level 3 methodology of such assets was $800,767.

13.	Incentive Compensation Plan:

Benefits under the Corporation’s Incentive Compensation Plan (the “ICP”) are realized upon either a Change-in-Control (as defined in the ICP) of the Company, or upon the issuance by the Company of an “Excess Dividend” (as defined in the ICP) following certain asset sales. The ICP provides that payments made in connection with an Excess Dividend may not exceed the hypothetical ICP payments that would have been made had there instead been a Change in Control transaction consummated on the dividend payment date. The ICP payments that would have been made had there been a Change in Control transaction consummated on December 30, 2013, the payment date of the $98,685,000 special dividend, were approximately $5,277,800. The ICP payments actually made in respect of the $68,000,000 cash portion of the special dividend totaled $5,044,600. Consequently, remaining ICP payments to be made in connection with the special dividend may not exceed $233,200 ($5,277,800 - $5,044,600).

Employees	Number of Units under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends
COO	14,850	$31,482
Employees	550	$1,166
Directors	53,900	$114,268
Total ICP excluding termed employees and directors	69,300	$146,916
Former CEO	20,350	$43,142
All other former employees	12,100	$25,652
Former director	8,250	$17,490
Total former Board members and former employees	40,700	$86,284
Total maximum ICP to be paid	110,000	$233,200

The remaining balance in the ICP may not exceed $233,200 and is included in the estimated liquidation and operating costs in excess of operating receipts in the statement if net assets in liquidation and statement of changes in net assets in liquidation.

14.	Retention Bonus Plan:

As a result of the determination by the Corporation’s board of directors in September 2013 that it is in the best interest of the Corporation and its shareholders to pursue the actual disposition of its remaining assets, the Company’s properties have been and will continue to be managed and marketed in an orderly manner pursuant to a business plan designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Corporation’s board of directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of the plan. The Retention Bonus Plan provides for bonuses to directors and officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool that would be funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool shall be determined by the board of directors of the Company or its successor in consultation with its President.

15.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at September 30, 2015 and December 31, 2014.

16.	Commitments and Contingencies:

Lease revenue commitment

The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2016	$3,789,000
2017	2,864,000
2018	2,530,000
2019	2,100,000
2020	1,529,000
Thereafter	3,395,000
$16,207,000

Other commitments and contingencies

As of September 30, 2015, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	76,000
Total	$909,200

Employment agreements

The Company has compensation arrangements with its Chief Executive Officer and Chief Financial Officer (collectively, the “Agreements”), each executed during the quarter ended June 30, 2013. Each of the Agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has a compensation arrangement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $76,000.

As of September 30, 2015, the commitment related to severance is approximately $676,000.

The bonus amounts included in the estimated liquidation and operating costs in excess of operating receipts in the statement of net assets in liquidation and the statement of changes in net assets in liquidation is $2.8 million. This amount is an estimate based on anticipated sales prices at appraisal values. See “Retention Bonus Plan” below for a description on calculating the bonus amounts.

Retention Bonus Plan

In May 2014, the board of directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the board of directors of the Company or its successor in consultation with its President.

17.	Recent Accounting Pronouncements:

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2014. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. The Company has elected to early adopt this standard as of January 1, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”)”. The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).” The purpose of this update is to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2015-07”).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805) (“ASU No. 2015-08”).” This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements (“ASU No. 2015-10”).” The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (“ASU 2015-12”)”: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. This update reduces complexity in employee benefit plan accounting, which is consistent with the FASB's Simplification initiative. Part I: Fully Benefit-Responsive Investment Contracts. Topics 962 and 965 on employee benefit plan accounting require fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. The amendments in Part I of this update designate contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts. Part II: Plan Investment Disclosures. As new disclosure requirements have been issued or amended, employee benefit plan financial statements have been affected. Specifically, the interaction between Topic 820, Fair Value Measurement, and Topics 960, 962, and 965 on employee benefit plan accounting sometimes requires aggregation, or organization of similar investment information, in multiple ways. The objective of Part II of this update is to simplify and make more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans. Part III: Measurement Date Practical Expedient. The objective of Part III of this update is to reduce complexity in employee benefit plan accounting by providing a practical expedient that permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–15C—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), which has been deleted. The amendments are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position or results of operations.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with the Line-of-Credit Arrangements” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the subsequent measurement of debit issuance costs associated with the line-of-credit arrangement. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

18.	Fair Value of Financial Instruments:

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements.

The Company follows authoritative guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table represents the carrying value and fair value on a recurring basis of the Company’s financial assets and liabilities as of September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015		December 31, 2014
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,275,489	$5,275,489*	$5,950,098	$5,950,098

* $698,464 in principal repayments was received during the first nine-months of 2015.

The Company has investments in mortgage backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

Fair Value Measurements:

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,146,952	$—	$—	$6,146,952

The Company estimates the fair value of its real estate assets by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

The Corporation incurred a $200,000 impairment charge during the year ended December 31, 2014. During the eight-months ended August 31, 2015 the Corporation did not incur an impairment charge.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which was the subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and through 2013 was further diluted to approximately 9.32%. During 2014, certain limited partners voluntarily forfeited their interests back to the partnership which increased Gyrodyne’s interest to 10.12%.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove Property was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. At September 30, 2015 and December 31, 2014 the investment was held with $0 value. Prior to the merger the Grove was held in a taxable REIT subsidiary of the Corporation. Furthermore, the Corporation had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Corporation reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Corporation did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

The Company is a limited partner in the Grove. The Grove does not have an audit, review or compilation of its financial statements, therefore, the Company is challenged to determine the collectability of any income generated by the Grove. As a result, the Company will not recognize income from the Grove until the earlier of when cash distributions are received or upon receiving financial data that substantiates its results of operations.

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s investment was $0.

19.	Impairment of Real Estate Investments:

Prior to the Merger, the Corporation assessed on a regular basis whether there were any indicators that the carrying value of real estate assets may be impaired. Potential indicators may have included an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value.

There were no impairment charges during the eight-months ended August 31, 2015. There was a $200,000 impairment charge during the nine-months ended September 30, 2014.

Following the Merger, the Company has operated under a business plan of liquidation and dissolution and accordingly reports its assets at net realizable value on the Statement of Net Assets in Liquidation. Any increases or decreases in the in the fair value of its real estate assets will be reported net of estimated selling costs in the Statement of Changes in Net Assets in Liquidation and accordingly, the Company will no longer incur or report impairment charges.

20.	Accumulated Other Comprehensive Loss:

       Accumulated other comprehensive loss as of August 31, 2015 and December 31, 2014 was $(1,402,493) and $(633,682), respectively. The balances were comprised of the following:

	August 31, 2015	December 31, 2014
Unrecorded gain on investments	$8,549	$18,711
Unrecorded loss on pension	(1,411,042)	(652,393)
Accumulated other comprehensive loss	$(1,402,493)	$(633,682)

The change in other comprehensive loss was comprised of the unrealized loss in marketable securities, and the unrecognized pension expense associated with the outstanding pension obligations to its beneficiaries, both are balance sheet items, and have no impact to net loss in either period. Therefore, there are no reclassifications from other comprehensive loss to net loss for the periods ended August 31, 2015 or December 31, 2014. These items are recorded in net assets in liquidation as of September 30, 2015.

21.	Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the period ended August 31, 2015. Such items include a reclassification from continuing operations to discontinued operations as well as a reclassification to assets held for sale and liabilities related to assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities the owned or controlled by it. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2015.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to the plan of liquidation, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors, the risk of shareholder litigation relating to the tax liquidation, the plan of liquidation or the plan of merger and other unforeseeable expenses related to the proposed liquidation, the tax treatment of condemnation proceeds, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital to develop the Company’s existing real estate and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York. Prior to September 1, 2015, the Company’s properties were owned by Gyrodyne Special Distribution, LLC (“GSD”) and its business was managed by Gyrodyne Company of America, Inc., a self-managed and self-administered real estate investment trust (“REIT”), pursuant to the terms of GSD’s limited liability company agreement and a management services agreement between the Corporation and GSD. On August 31, 2015, the Corporation and GSD merged with and into the Company in order to complete the tax liquidation of the Corporation.

The Company manages its business as one operating segment. Prior to December 30, 2013, the Corporation’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Corporation distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary GSD, which owned 100% of the interests (through GSD’s subsidiaries) in the Corporation’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Corporation, with the Corporation having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. Until the Merger, the Corporation managed GSD through its taxable REIT subsidiary, Flowerfield Properties Inc. (“FPI).

Substantially all of our properties are subject to net leases in which the tenant reimburses the Company (GSD, prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating costs.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Corporation’s shareholders in the Special Dividend, the Corporation was managing GSD pursuant to the terms of GSD’s limited liability company agreement which provided that the Corporation had sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Corporation had unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Corporation was entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Corporation’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Corporation was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million. The board of directors had since authorized increases in the revolving line of credit to $7.0 million. The interest income on the debt facilities provided to GSD was REIT qualified income. The foregoing income earned by the Corporation for managing GSD was not deemed to be REIT qualified income and therefore was appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

Following the Merger, the Company continues control of two medical office parks and ten of fourteen buildings in a third medical office park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company maintains approximately 68 acres of property in St. James, New York.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax provided that it made distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However these activities were required to be conducted in an entity that elected to be treated as a TRS under the Code. The Corporation had one taxable REIT subsidiary which was subject to federal and state income tax on the income from these activities.

Prior to the Merger, the Corporation conducted its operations either directly or indirectly through (1) property owning subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Corporation had a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Corporation made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. The Corporation was the sole managing member of GSD with managerial authority and investment/disposition authority. FMI was a lender subsidiary wholly owned by the Corporation with three loan assets secured by property held in the property owner subsidiaries. Following the Merger, the Company each of the property locations were moved into separate single asset LLC’s wholly owned and controlled by the Company.

In addition, the Company has a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property, the “Grove Property”. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

Strategic Process

In July 2012, the Corporation received $167,501,657 from the State of New York in payment of the judgments in the Corporation’s favor in its condemnation litigation with the State, which consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses and $67,341,716 in interest. In August 2012, the Corporation announced that it was undertaking a strategic review to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger, reinvestment or other strategic combination, consistent with the Corporation’s previously announced goal of providing one or more tax efficient liquidity events to its shareholders.

On September 12, 2013, following the Corporation’s receipt of a private letter ruling from the Internal Revenue Service (the “2013 PLR”) (as described below), the board of directors concluded that it was in the best interests of the Corporation and its shareholders to liquidate the Corporation for federal income tax purposes and adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). In adopting the Plan of Liquidation for federal income tax purposes, the board of directors also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The completion of the Merger on or before September 12, 2015 would complete the liquidation of the Corporation for federal income tax purposes within the two year period from the adoption of the Plan of Liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”) even though the actual disposition of the properties within the same period had not necessarily occurred. Our board of directors believed that the prompt completion of the Tax Liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would permit the Corporation to seek enhancements of the value of Flowerfield including by pursuing various development or zoning opportunities.

On September 13, 2013, the board of directors declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was to be paid in cash. In connection with the First Special Dividend, the board of directors requested the opinion of Valuation Research Corporation (“Valuation Research”) as to the solvency of the Corporation after giving effect to the First Special Dividend. On September 13, 2013, at a meeting of the board of directors, Valuation Research delivered its opinion that, immediately after the completion of the First Special Dividend, (i) the fair value and the present fair saleable value of our aggregate assets exceeds the sum of our total liabilities, (ii) we will be able to pay our debts as such debts mature or otherwise become absolute or due, and (iii) we do not have unreasonably small capital.

On December 19, 2013, the board of directors determined that the non-cash portion of the First Special Dividend would be paid by a distribution of all of the outstanding interests in GSD, a subsidiary of the Corporation into which all of the Corporation’s real estate assets were previously contributed as part of an internal restructuring. We refer to such properties as the Contributed Properties. The board also determined that, after consideration of a management presentation regarding the fair market value of the properties to be transferred to GSD, the aggregate value of the outstanding equity interests of GSD (“GSD Interests”) distributed in the First Special Dividend was $30,685,000 (an amount determined by the board of directors to be equal to the estimated fair market value of the properties, net of all liabilities encumbering such properties, including mortgage loans payable to a subsidiary of the Corporation in the aggregate amount of $13,840,889 as of December 31, 2013).

The First Special Dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

The transfer of the Contributed Properties by the Corporation to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Corporation in 2013. Giving effect to offsetting deductions, the Corporation determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Corporation declared an additional dividend (the “Second Special Dividend”), payable to the Corporation’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of uncertificated interests in a subordinated global dividend note due June 30, 2017 (the “Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bore interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and was paid in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise was identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014 and June 15, 2015, the second and third semi-annual interest payments on the original Dividend Note were paid in kind in the form of uncertificated interests in subordinated global 5% notes due June 30, 2017 in the principal amounts of $403,750 each, that otherwise were identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014. On June 15, 2015, the second interest payment of $7,570 was made in cash on the interest note issued June 16, 2014. Also on June 15, 2015 the initial interest payments were made in cash in the amounts of $15,630 and $10,094 on the Dividend Note issued December 31, 2014 and the second interest note issued December 15, 2014, respectively.

In addition, on September 15, 2014, the board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share), the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note and the dates of the initial interest payment, all terms and conditions mirrored the terms and conditions of the previous notes issued.

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to the Corporation’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. The board of directors believed that the rights offering would facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed Merger. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote during 2014. The board of directors believed that shareholders who exercised their subscription rights in the rights offering were more likely to vote their shares on the Merger proposal.

On April 27, 2015, the Company announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015 the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

Merger Allocations. The Plan of Merger originally provided for an allocation of Gyrodyne LLC interests to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of the Notes and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne, LLC interests to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Notes would be subject to adjustment in the discretion of the Corporation’s board of directors. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a board of directors meeting held on April 24, 2015, the Corporation’s board of directors determined to adjust the allocation of common interests of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. As adjusted, the common interests of Gyrodyne, LLC to be issued in the Merger would be allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●	Approximately 30.0% in the aggregate to holders of interests in notes issued by the Corporation in the aggregate principal amount of $17,937,000 (the “Notes”); and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The Corporation’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the anticipated net proceeds to the Corporation of $5,606,000 from the rights offering (actual net proceeds was $5,606,190), assuming all 2,224,020 shares were sold. In addition, the allocations reflected adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. This methodology was consistent with the valuation metrics used to determine the original allocations in December, 2013.

Following the completion of the rights offering on June 17, 2015, the Corporation’s board of directors established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation, members of its board of directors, and against GSD and Gyrodyne. See Part II, Item 1, “Legal Proceedings”, below. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The merger closed on August 31, 2015 and common interests of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Economic Conditions

Market Outlook

Real estate pricing is generally influenced by market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time.

Today’s economic environment remains characterized by historically low interest rates which continue to compress capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 pre-recession values in many sectors. Analysts believe that the economy is slowly moving from recovery status toward an expansionary cycle. Demographic trends are also favorable. In the past few years the population of the United States has grown, but new real estate development during this period has been low relative to population growth.

Regulators and U.S. government bodies can have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a bond buying program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. On October 29, 2014, however, the Federal Open Market Committee (“FOMC” or the “Committee”) of the Federal Reserve Board announced an end to quantitative easing signaling that the Federal Reserve believes the U.S. economy is growing at a measured but sustained pace and that the need for continued stimulus has diminished. These actions and comments suggest that the Federal Reserve will eventually return to a normalized monetary policy. On July 29, 2015, The FOMC reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remained appropriate. The Committee continued to see the risks to the outlook for economic activity and the labor market as nearly balanced. Inflation is anticipated to remain near its recent low level in the near term, but the Committee expects inflation to rise gradually toward 2 percent over the medium term as the labor market improves further and the transitory effects of earlier declines in energy and import prices dissipate. In determining how long to maintain this target range, the Committee will assess progress -- both realized and expected -- toward its objectives of maximum employment and 2 percent inflation. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. When the Committee decides to begin to remove policy accommodation, it is expected that they will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run. Any increase in real time rates could cause a disruption in the commercial lending market which could adversely affect the real estate industry, our real estate operations and or the value of any achievable real estate sales proceeds.

The property management industry is directly affected by the economy and the commercial real estate market in particular. Our business may be affected by the market for medical office, residential and industrial properties as well as the general financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result, our business could be impacted by general economic, financial and industry conditions, including (1) obtaining financing to renovate our current real estate holdings and or pursue the rezoning efforts on the undeveloped property, (2) difficulty in consummating property transactions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

As a result of the economic downturn that began in the second half of 2007, demand for medical office, industrial, retail space and undeveloped property declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities remain lessened in many markets compared to the period prior to the current economic downturn and capitalization rates rose. While the economy has improved, particularly the real estate industry, the recovery has been slow and not equally experienced across the United States. As a result, the cost and availability of credit during the downturn was, and if down markets return will again be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty during the prior downturn led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. In light of the slow recovery, the adverse impact on commercial lending may continue which could adversely affect the net proceeds from the sale of any properties we currently manage.

The aforementioned economic and industry trends may adversely impact our financial condition and our estimated net assets in liquidation because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Westchester and Suffolk Counties in New York and Fairfax County in Virginia. Our current portfolio consists primarily of medical office and industrial buildings comprising approximately 260,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, the Company’s estimated net assets in liquidation could be adversely effected, which could reduce our ability to pay dividends to our shareholders.

Health Care Industry

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”) were signed into law. The complexities and ramifications of the Healthcare Legislation are significant, and will be implemented in a phased approach that began in 2010 and will conclude in 2018.

The Health Care Legislation has affected medical office real estate due to the direct impact on the tenant base. At this time, the full effects of the Healthcare Legislation and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. We believe that the Healthcare Legislation is causing medical professionals to review their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients, combining practices with other professionals as well as becoming hospital employees rather than continuing independent practices of medicine. Our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty maintaining / raising rental rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

As of September 30, 2015, the average effective rental revenue per square foot adjusted for tenant improvements was $19.80, compared to $19.58 at June 30, 2015 and $19.83 on December 31, 2014. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

On December 30, 2013, the Corporation distributed to its shareholders all of the equity interests of GSD, which owned 100% of the interests in the Corporation’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Corporation, with the Corporation having the contractual right to manage the business and properties of GSD. The board of directors also approved the Plan of Merger, subject to the approval of shareholders of the Corporation holding at least two-thirds of the outstanding shares, pursuant to which the Corporation and GSD would be merged with and into Gyrodyne, LLC with the Corporation’s shareholders, holders of GSD equity interests and holders of interests in the Notes all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Corporation announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Corporation was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares were voted in favor of the Merger.  Despite the overwhelming percentage of received votes in favor of the Merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced that the Corporation’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote in 2014. The Corporation and its advisors continued to analyze potential options in the best interests of the Corporation and its shareholders, which may have included enhancements designed to facilitate the ability to complete the merger transaction. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC, for a rights offering to its existing shareholders. On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. The Corporation commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of the Corporation and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of the Corporation’s shareholders the opportunity to participate.

On June 22, 2015, the Corporation announced the results of the rights offering which expired at 5:00 pm NYC time on June 17, 2015. The Corporation also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. The board of directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, which would begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information pursuant to the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors and against GSD and Gyrodyne. On August 20, 2015 the shareholders of the Corporation voted to authorize the previously announced plan of merger providing for the merger of the Corporation and GSD with and into Gyrodyne, LLC (the “Merger”). More than 99% of votes cast at the special meeting voted in favor of the transaction, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and Gyrodyne, LLC common interests began trading on NASDAQ on September 1, 2015. The Merger completes the plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.47399 common interest of Gyrodyne, LLC per GSD interest).

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter we completed within the two year deadline, the tax plan of liquidation by completing the merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue to be done in a tax efficient manner. The remaining strategy involves a balance between preserving capital and improving the market value of the real estate portfolio as the Company works towards accomplishing its overall plan to dissolve. The Company plans to dissolve after the disposition of all of its real property assets, applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and has made liquidating distributions to holders of Gyrodyne common interests. To accomplish this, the Company’s objectives are:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the opportunistic sale of certain properties;
●	pursuing the re-zoning effort of the Flowerfield property, and possibly the Cortlandt Manor property, to maximize value;
●	focusing use of capital by the Company to that which preserves or improves the market value of the real estate portfolio;
●	balancing maximizing Funds From Operations (“FFO”) and company adjusted FFO (“AFFO”) with the liquidation process;

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties, by Gyrodyne could take the form of individual sales of assets, sales of groups of assets organized by business, type of asset or otherwise, a single sale of all or substantially all of the assets, or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

It is not required or anticipated that any shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by Gyrodyne’s board of directors. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

Assuming the completion of the liquidation of Gyrodyne’s assets takes until December 31, 2016, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $46.3 million at the end of December 31, 2016. Such cash would equate to future post-merger liquidating distribution of $31.24 per share based on the post merged surviving company, Gyrodyne LLC, having 1,482,680 common interests outstanding. For a further discussion see the supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy filed on July 1, 2014 including the section titled The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC interests), which is located on pages 67 through 69 inclusive.

Third Quarter 2015 Transaction Summary

The following summarizes our significant transactions and other activity during the three-months ended September 30, 2015.

Merger inclusive of the conversion of the notes to interests in Gyrodyne LLC:

On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors, and against GSD and Gyrodyne. See Part II, Item I, “Legal Proceedings”, below. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common interests of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Investments

During the three months ended September 30, 2015, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended September 30, 2015 of $245,651 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended September 30, 2015, the Company executed four lease renewals encompassing approximately 11,000 square feet, and approximately $210,000 in annual revenue. Furthermore, one new lease was signed comprising 2,600 square feet and $64,000 in annual revenue. The Company realized an increase in net deferred revenue of $32,957 between June 30, 2015 and September 30, 2015.

The new lease and lease extensions signed during the three months ended September 30, 2015 did not included any tenant allowances or rent abatements. The Company incurred approximately $2,100 in lease commissions during the third quarter ended September 30, 2015.

Lease terminations/defaults

There were two terminations during the three month period ended September 30, 2015, comprising approximately 1,800 square feet and approximately $22,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues, prior to reclassifying to discontinued operations, were $1,106,282 and $1,111,141 for the three months ended September 30, 2015 and June 30, 2015, respectively, a quarter over quarter decrease of $4,859. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the Company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended
	June 30, 2015	September 30, 2015
Industrial Park Rental Revenue	$381,654	$375,716
Combined Medical Park Rental Revenue	$729,487	$730,566

Occupancy Rate Industrial Park	69%	68%
Occupancy Rate Combined Medical Parks	84%	86%
Total Occupancy Rate	76%	77%
Average Effective Rental Rate Per Square Foot – Industrial Park	$14.15	$14.27
Effective Rental Rate Per Square Foot- Medical Parks	$24.05	$24.20
Average Total Effective Rental rate per square foot	$19.58	$19.80

Our leasing activity has resulted in total lease commitments as of September 30, 2015 and June 30, 2015 of $16,207,000 and $15,863,000, respectively. There were four renewals during the quarter along with one new lease, with the resulting annual revenue commitment partially offset by two terminations during the quarter. During the third quarter the Company did not provide any tenant incentives or tenant improvements. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Retention bonus plan

As a result of the determination by the Corporation’s board of directors in September 2013 that it was in the best interests of the Corporation and its shareholders to pursue the actual disposition of the its remaining assets, the Company’s properties have been and will continue to be managed and marketed in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Corporation’s board of directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool that would be funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the board of directors of the Company in consultation with its President.

There were no bonus payments made during the three months ended September 30, 2015.

Proxy/Prospectus – Merger with GSD

Following filing with the SEC on October 21, 2013, the Corporation received comments from the SEC on November 18, 2013. The Corporation proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Corporation responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Corporation received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Corporation received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Corporation received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On September 25, 2014, the Corporation announced the Annual and special meetings would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Corporation was advised by its proxy solicitor, MacKenzie Partners, that approximately 45% of the outstanding shares voted and approximately 97% of such shares voted in favor of the merger.  Despite the overwhelming percentage of votes in favor of the merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced that the Corporation’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. The Corporation announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. At the special meeting, the Corporation asked the shareholders of the record date to authorize the plan of merger. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. The Corporation commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of its shareholders the opportunity to participate.

On April 27, 2015, the Corporation announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, Gyrodyne distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015 the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

The Corporation also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. The board of directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, to begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and to be read in conjunction with the proxy statement / prospectus.

On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information pursuant to the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors and against GSD and Gyrodyne. On August 20, 2015 the shareholders of the Corporation voted to authorize the previously announced plan of merger providing for the merger of the Corporation and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, a New York limited liability company (the “Merger”). More than 99% of votes cast at the special meeting voted in favor of the transaction, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common interests of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Note issued in January 2014 and the Dividend Note issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Sale of real estate/Discontinued operations

Prior to adopting the liquidation basis of accounting, the Company periodically classified real estate assets as held for sale, and these assets and their liabilities were stated separately on the accompanying condensed consolidated balance sheets. During the second quarter of 2014, the Company’s board of directors approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Manor Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The Company has not sold the Cortlandt Manor and Fairfax properties.

In early 2015, the Corporation became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Corporation, members of the Corporation’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believed the lawsuit is without merit and continue to vigorously defend such action and take steps to seek to eliminate the issues created by the pending action against the sale. The Company believed that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Corporation entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that related to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center were again reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

In the third quarter of 2015, the Company determined to seek to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The POA will enable the Company to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through individual sales vs selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September. Therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations.

Subsequent Events

Leasing- Subsequent to September 30, 2015, the Company signed one new lease and six lease extensions encompassing approximately 7,400 square feet and approximately $93,000 in annual revenue. There were three terminations of approximately 4,200 square feet and approximately $62,000 in annual revenue.

Property Sales – During October 2015, the Company entered into two separate non-binding Purchase and Sale Agreements (the “Agreements”) with two of its tenants (the “Buyers”) to sell to each the building they occupied in the Port Jefferson Professional Park, located at 5 and 6 Medical Drive (“Properties”), Port Jefferson New York. Each property consists of approximately 4,000 square feet of rentable space and associated parking. Other than with respect to the Agreements and its landlord tenant relationship, there is no relationship between the Company and the Buyers.

The sales price for the Properties exceed the December 2014 pro- rata appraised value of the buildings in the Port Jefferson Professional Park. The closing is expected to take place in December, 2015, and is subject to customary representations and conditions. The Agreements are subject to a 30-day inspection period during which the buyers may, at their own expense, arrange for legal, environmental and/or engineering analyses. The buyers may terminate the Agreements prior to the expiration of the inspection period if seller fails to cure any title or survey objections pursuant to the terms of the Agreements.

Critical Accounting Policies

Liquidation Basis of Accounting - The condensed consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the merger, the Company adopted the liquidation basis of accounting, effective September 1, 2015. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent.

Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations and the consolidated statement of cash flows are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting). The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets in liquidation are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by December 31, 2016.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Gyrodyne LLC and all majority owned subsidiaries.

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE").

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method as of September 30, 2015 and December 31, 2014.

Results of Operations and Changes in Financial Condition

Effective with the Merger, the Company adopted the liquidation basis of accounting effective September 1, 2015. As a result, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets in liquidation. During the second and third quarters of 2015, net assets in liquidation decreased by $248,250 to $46,322,863, primarily due to termination costs related to the pension plan of approximately $100,000, and land development costs of approximately $100,000

The below disclosures are an excerpt and part of the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2014, all of which remained applicable to the Company for the period prior to the merger:

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheet. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Tenant reimbursements to the Company for expenses where the Company negotiates, manages, contracts and pays the expense on behalf of the tenant are recognized as revenue when they become estimable and collectible. Ancillary and other property related income is recognized in the period earned. The only exception to the straight line basis is for tenants at risk of default. Revenue from tenants where collectability is in question is recognized on a cash basis when the rent is received.

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Assets Held For Sale and Discontinued Operations - Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheet as “Assets held for Sale”, with assets and liabilities being separately stated in the accompanying footnote. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

During the second quarter of 2014, we engaged real estate brokers to sell the Cortlandt Medical Center and the Fairfax Medical Center. The Cortlandt Medical Center was acquired by the Corporation in 2008 and the neighboring lots were acquired by the Corporation in 2009 and 2010. The Fairfax Medical Center was acquired by the Corporation in 2009. These acquisitions were part of an overall strategy of reinvesting tax free under Section 1033 of the Code the $26,315,000 payment received from New York State in 2006 which the Company elected under New York State’s eminent domain law to treat as an advance payment while it pursued its claim for just compensation. In late 2013, these properties were contributed to a wholly owned subsidiary of the Corporation, GSD, subject to mortgage obligations payable to the Corporation, and distributed to our shareholders as the non-cash portion of a dividend, with the Corporation retaining only a managing member interest (no ownership interest). As of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly reports for the second and third quarters of 2014.

The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Corporation became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Corporation, members of its board of directors, and against GSD and Gyrodyne were interfering with the aforementioned proposed sale of such properties. As stated below under “Item 3. Legal Proceedings--Putative Class Action Lawsuit”, the defendants believe the lawsuit is without merit and will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Corporation believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and did not reporting discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Corporation entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that relate to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Corporation’s quarterly report.

In the third quarter of 2015, the Company seeked to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The POA will enable us to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through individual sales vs selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September, therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations in the unaudited consolidated financial statements. The Company anticipates receiving approval of the POA in the fourth quarter of 2015.

The Company expects to complete the sale of these properties within one year.

Real Estate

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to thirty-nine years for buildings and improvements and three to twenty years for machinery and equipment.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company extend the expected useful life of a particular asset, it would be depreciated over additional years, and result in less depreciation expense and increased annual net income.

Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period. Net realizable value represents estimates, based on management’s present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered to be impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. Such future cash flow estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Accounting for the Impairment or Disposal of Long Lived Assets.

Following the Merger, the Company operates under a business plan of liquidation and dissolution and accordingly reports its assets at net realizable value on the Statement of Net Assets. Any increases or decreases in the in the fair value of its real estate assets will be reported net of estimated selling costs in the Statement of Changes in Net Assets and accordingly, the Company will no longer incur or report impairment charges.

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. The guidance for Fair Value Measurements applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

On January 1, 2008, the Company adopted The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

The guidance for the Fair Value Option for Financial Assets and Financial Liabilities emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Income taxes

The Company’s tax expense relates to the period prior to the merger. Following the merger, Gyrodyne is a pass through entity that reports taxable income or loss on a Form K-1 to its investors and does not incur an entity level income tax or capital gains tax.

Effective May 1, 2006, and until the merger, the Corporation was operated as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Corporation was generally not subject to income taxes. To maintain its REIT status, the Corporation was required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Corporation failed to qualify as a REIT in any taxable year, the Corporation would be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Corporation qualified for taxation as a REIT, the Corporation may have been subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

Prior to the Merger the Corporation’s investment in the Grove was held in a taxable REIT subsidiary of the Corporation and was subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Corporation cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Corporation was subject to corporate federal and state income taxes on the Corporation’s share of the Grove’s taxable income.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company follows the guidance of FASB Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.

Discussion of the Statement of Net Assets

The Merger was effective beginning September 1, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne’s assets is completed by December 31, 2016, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $46.3 million at the end of December 31, 2016.

The cash balance at the end of the liquidation period is based on the September 30, 2015 combined cash balance and marketable securities of $12.9 million and then adjusted for estimated cash receipts for the operation of the properties net of all rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, all general and administrative expenses and or liabilities associated with the merger, operations and the liquidation of the Company have been included, including severance, directors and officer’s insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. Such market research may result in the Company incurring additional costs for the pursuit of entitlement related costs if management concludes that there is a likelihood of achieving significantly higher net sales proceeds from the sale of the Flowerfield property or the Cortlandt Manor property. The pursuit of entitlement changes or related special permits and the associated fair value are not included in the financial statements as the Company has not yet concluded to pursue such opportunities. The following table summarizes the estimates to arrive at the Net Assets in Liquidation at September 30, 2015 (dollars are in millions).

September 30, 2015 cash and investment balance	$12.9	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.8	)(ii)
Free cash flow from rental operations	2.2	(iii)
General and administrative expenses including final liquidation and dissolution	(4.5	)(iv)
Funding of pension termination	(1.2	)(v)
Land development costs to determine highest and best use		(0.5)
Other		(0.1)
Cash balance at the end of the liquidation period (December 31, 2016)	8.0	(e)
Net real estate proceeds	42.7
Retention bonus plan for directors		(1.8)
Retention bonus plan for officers and employees		(1.0)
Legacy incentive compensation plan		(0.2)
Severance		(0.7)
Directors and officers insurance (“D&O”) – tail policy		(0.7)
Net Assets in Liquidation at September 30, 2015	$46.3

(i)	As of September 30, 2015 the Company has a cash and cash equivalent balance of $7.6 and investments in marketable securities of $5.3, which result in a combined balance of $12.9.

(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.8).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $2.2.

(iv)

The General and Administrative expenses are estimated to be $4.5. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail, severance and unfunded pension costs).

(v)	The Company estimates up to $1.2 of funding obligations to meet obligations to the remaining beneficiaries of the defined benefit pension plan.

Discussion of Changes in Net Assets

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and possibly Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore, the Statement of Changes in Net Assets contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value, as well as changes in net equity for September 30, 2015. The adjustments are as follows:

Changes to Adopt the Liquidation Basis of Accounting:
Total Real Estate, net

The fair value of the real estate was determined by a combination of self-contained appraisals prepared by a national valuation company that specializes in real estate and management’s expertise in real estate. The valuation methodology on our income producing real estate was an income capitalization approach based on current rent rolls, lease expiration dates, renewal rates and assumed vacancy rates and capitalization rates. The capitalization rates ranged from 7.5% to 9.5% depending on the property and its location. With respect to our excess land and the Flowerfield Industrial Park, we relied upon a market value approach. In addition, the Company relied upon management's internal valuation based on discounted cash flows which utilized its own values and metrics under the aforementioned assumptions.

$10,152,418
Deferred Rent Receivable
Under US GAAP deferred rent has no fair value	$(399,621)
Prepaid Expenses and Other Assets	$(433,074)
Under US GAAP deferred leasing costs have no net realizable value
Estimated liquidation and operating costs net of receipts
The estimated final liquidation costs are based on a multi-year financial model incorporating the operating results and liquidation and dissolution costs through December 31, 2016, the estimated date of completing the business liquidation and dissolution of the Company. Methodologies on the income approach include forecasting income based on lease expiration dates, annual contracted rent escalations, renewal assumptions and the timing on the sale of properties.	$(6,916,595)

Changes in Net assets in liquidation from September 1 through September 30
Change in market value of securities	$34,017
Change in pension deficit	$(31,002)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue the Plan of Liquidation, we believe that a main focus of management is to effectively manage our statement of net assets in liquidation through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

As the Company executes on the sale of assets, it will no less than annually, review its capital needs and declare and distribute dividends of any excess cash, accordingly. Upon completion of these activities, if successful, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from NASDAQ and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

We generally finance our operations and acquisitions through cash on hand.

Cash raised by the Rights offering:

On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to its existing shareholders to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the Merger, as well as raise equity capital in a timely and cost-effective manner while providing all of its shareholders the opportunity to participate in an offering of the Corporation’s shares on a pro rata basis without diluting their ownership interest in the Corporation. The board of directors believed that shareholders who exercise their subscription rights in the rights offering would be more likely to vote their shares on the Merger proposal.

On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively, and other updated financial information related thereto.

On April 27, 2015, the Corporation announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering was $2.75 per share. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of its common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at a subscription price of $2.75 per share and subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015, the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

As of September 30, 2015, the Company had cash and cash equivalents totaling approximately $7.6 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $5.3 million. The Company anticipates that the combination of its current cash balance and cash flow from its operations will be adequate to fund Plan of liquidation and dissolution over the next twelve months. The merger completed the tax plan of liquidation, thereby simultaneously mitigating potential information reporting penalties by avoiding any failure to achieve a tax liquidation in the 2 year period ending September 2015.   The Company has approximately $12.9 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the business plan of liquidation. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total net cash proceeds from the sale of its assets of approximately $42.7 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $46.3 million.

In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results and accordingly the estimated cash proceeds from the plan of liquidation.

Net cash used in operating activities were $(2,293,958) during the eight months ended August 31, 2015. The net cash used in operating activities for nine months ended September 2014 was $(5,165,124). The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating, general and administrative expenses and strategic alternative expenses. The cash used in the current eight month period was primarily attributable to the payment of deferred taxes of $692,500, pension contributions $193,500 and strategic costs of $1,127,957. We are anticipating approximately $1.2 million to settle the remaining obligations of the pension plan. The cash used in the prior period was primarily related to the payment of $2,850,199 incentive compensation payments to the board of directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash provided by (used in) investing activities was $127,793 and $(3,506,610) during the eight months ended August 31, 2015 and nine months ended September 30, 2014, respectively. Cash provided by investing activities in the current period was primarily related to the receipt of principal repayments of $623,390 on the investment made in 2012 and 2014 partially offset by capital improvements to its real estate portfolio of $412,550 supplemented by land development costs of $83,047. The cash used in investing activities in the prior period was primarily the additional investments in mortgage backed securities totaling $3,138,943 less principal payments received on total investments of $447,731. Additional investments were comprised of $712,473 in capital improvements to its real estate portfolio supplemented by land development costs of $102,925.

The cash provided by financing activities in the current period of $5,606,190 reflects the net proceeds from the rights offering which closed on June 17, 2015. There was no cash provided by or used in financing activities in the prior period.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing. During 2013 interest rates on residential and commercial mortgages began to show signs of rising; however volatility in the economic recovery has generated mixed signals on when long term rates will settle on an upward trajectory and in recent months have actually reversed direction. The inability for the economy to rebound from the prior recession reflecting the fragile underpinnings of the economy, combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties. In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $16.2 million at September 30, 2015 compared to $16.6 million at December 31, 2014. The reduction was mainly due to a limited number of new leases during the first nine months of 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

The Company has an interest in the Grove, which initially represented a 20% limited partnership interest. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which remains subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, in which the Company chose not to participate, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and was subsequently diluted to 9.32% as of December 31, 2013. During 2014, certain partners voluntarily forfeited their limited partnership interest back to the partnership, resulting in an increase in Gyrodyne’s partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. At December 31, 2014 and September 30, 2015 the investment is held with $0 value. Prior to the merger, the Grove was held in a taxable REIT subsidiary of the Corporation. Furthermore, the Corporation had a $1,315,000 deferred tax liability as of December 31, 2013, related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Mainly as a result of the sale, the Corporation recognized a tax gain that triggered approximately $618,000 of deferred taxes that was paid in the second quarter of 2015. The remaining deferred taxes of approximately $697,000 were recognized as a tax benefit in 2014. The Corporation did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$8,066	$2,933	$5,133	-	-
Total	$8,066	$2,933	$5,133	-	-

Non-GAAP Supplemental Historical Cost Financial Information

The historical basis financial statements below should not be viewed as alternative measures of our operating performance. The statement of assets, liabilities and equity and statements of revenue and expenses are being provided as a supplemental measure as we believe the information, along with the required GAAP statements of net assets and changes in net assets, may help you understand our operating results in comparison to real estate operating companies. The statement of changes in net equity includes a reconciliation of the historical based financial statement equity with the net assets in liquidation.

The condensed consolidated statements of operations during the two month and eight month stub periods include the July and August 2015 net loss on a going concern basis of $(891,125) and $(2,501,702), respectively, and the condensed consolidated statement of changes in net assets in liquidation includes a line item, estimated liquidation and operating costs in excess of operating receipts, which incorporates the September 2015 net loss on a going concern basis of $(50,304). Therefore, the condensed consolidated statements of operations for the two and eight months ended August 31, 2015 along with the statement of changes in net assets in liquidation for the period September 1, 2015 through September 30, 2015 include the net loss for the nine months ended September 30, 2015 of $(2,552,006) and the three months ended September 30, 2015 of $(941,429) which are included in the supplemental condensed consolidated statements of revenue and expenses (going concern basis) for the three and nine months ended September 30, 2015.

The Statement of Net assets and Statement of Changes in Net assets reflect the adjustments for estimated cash receipts for the operation of the properties net of all rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, all general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, directors and officer’s insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. The below historical basis financial statements do not reflect the aforementioned costs.

GYRODYNE, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(GOING CONCERN BASIS) (UNAUDITED)

September 30,
2015
ASSETS

REAL ESTATE
Rental property:
Land	$27,093
Building and improvements	5,669,032
Machinery and equipment	344,733
6,040,858
Less accumulated depreciation	3,570,306
2,470,552
Land held for development:
Land	558,466
Land development costs	2,105,188
2,663,654
Total real estate, net	5,134,206
Assets held for sale	28,424,603
Cash and cash equivalents	7,615,880
Investment in marketable securities	5,275,489
Rent receivable, net of allowance for doubtful accounts of approximately $42,000	23,798
Deferred rent receivable	36,971
Prepaid expenses and other assets	380,331
Total Assets	$46,891,278

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$851,027
Accrued liabilities	213,899
Deferred rent liability	6,786
Tenant security deposits payable	172,961
Liabilities related to assets held for sale	578,554
Pension costs	1,198,620
Total Liabilities	3,021,847

Commitments and contingencies

MEMBERS’ EQUITY:
Common interests, 1,482,680 interests issued and outstanding	43,869,431
Total Members’ Equity	43,869,431
Total Liabilities and Members’ Equity	$46,891,278

GYRODYNE, LLC
AND SUBSIDIARIES
CONDENDSED CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSES
(GOING CONCERN BASIS)
(UNAUDITED)

	Nine Months Ended	Three Months Ended
	September 30, 2015	September 30, 2015
Revenues
Rental income	$1,136,490	$375,716
Rental income - tenant reimbursements	120,797	39,817
Total Rental income	1,257,287	415,533
Expenses
Rental expenses	736,190	223,826
General and administrative expenses	1,896,318	630,818
Strategic alternative expenses	1,109,922	624,126
Depreciation	119,283	41,362
Transaction related costs, net of recoveries	(151)	7,308
Total	3,861,562	1,527,440
Other Income (Expense):
Interest income	86,890	27,705
Interest expense	(588,645)	(149,474)
Total	(501,755)	(121,769)
Net Loss Before Provision for Income Taxes	(3,106,030)	(1,233,676)
Provision for Income Taxes	85,000	14,500
Net Loss from continued operations	(3,191,030)	(1,248,176)
Net income from discontinued operations	639,024	306,747
Net Loss	$(2,552,006)	$(941,429)

SUPPLEMENTAL DISCUSSION ON RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014.

Rental revenues are comprised solely of rental income and amounted to $375,716 and $383,230 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $7,514 or 2%. The reduction in revenue was attributable to one termination in late 2014 at the Flowerfield Industrial Park resulting in a decrease in monthly revenue of approximately $4,700, comprising 3,670 square feet and approximately $56,000 in annual revenue.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $39,817 and $41,910 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $2,093 or approximately 5%. The tenant reimbursement decrease was mainly attributable to the decrease in occupancy.

Rental expenses for the three months ended September 30, 2015 and 2014 were $223,826 and $265,046, respectively, a decrease of $41,220 or 16%. Approximately $45,000 of the decrease was attributable to a decrease in maintenance at the Flowerfield Industrial Park offset by an increase across various other expenses. The ground maintenance in 2014 was unusually high due to the expensive paving repairs needed as a result of the winters multiple major snow storms.

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $630,818 and $526,572, respectively, an increase of $104,246 or approximately 20%. The major contributing factor to the increase was the write-off of the dividend note (inclusive of related PIK notes) origination fees of approximately $73,000 and an increase in professional fees of approximately $50,000 mainly attributable to advisory fees incurred and consequential of the distribution of GSD offset by a reduction across various expenses.

Strategic alternative expenses for the three months ended September 30, 2015 and 2014 were $624,126 and $373,555, respectively, an increase of $250,571 or approximately 67%. This increase was mainly attributable to the fees related to the preparation of the two supplements to the definitive proxy statement filed on July 1, 2014 with the SEC and the expenses incurred to execute the merger inclusive of the special shareholder meeting.

Depreciation expense for the three months ended September 30, 2015 and 2014 was $41,362 and $40,516, respectively, an increase of $846 or 2%.

Insurance claim recoveries in excess of cost (short of cost) for the three months ended September 30, 2015 and 2014 were $7,308 and $(184,339), respectively. The Company incurred weather related damages in early 2015, almost all of which was covered under its insurance policy.

Interest income was $27,705 and $32,602 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $4,897. The decrease is mainly attributable to the decrease in its investments in mortgage backed securities.

Interest expense for the three months ended September 30, 2015 and 2014 was $149,474 and $206,224, respectively, a decrease of $56,750. The decrease in interest expense is the result of exchanging the notes issued and outstanding for equity in Gyrodyne, LLC on August 31, 2015, thereby simultaneously deleveraging the surviving company of the merger.

Net loss before provision for income taxes was $1,233,676 and $769,832, for the three months ended September 30, 2015 and 2014, respectively. The primary factors driving the increase in loss was the increase in strategic alternative expenses of $250,571, supplemented by the by the net remaining items discussed above.

The provision for income taxes for the three months ended September 30, 2015 was $14,500. The Company did not have a benefit or provision for income tax for the three months ended September 30, 2014.

The Company is reporting a net loss from continuing operations of $1,248,176 and $769,832 for the three months ended September 30, 2015 and 2014, respectively. The primary factors driving the increase in loss was the increase in strategic alternative expenses of $250,571, supplemented by the net remaining items discussed above.

The Company is reporting net income from discontinued operations of $306,747 and $364,275, for the three months ended September 30, 2015, and 2014, respectively. The decrease in net income from discontinued operations is mainly attributable to the sale related costs incurred at the Port Jefferson Professional Park which include costs to establish a Property Owner Association which the Company believes will help it maximize the net revenue recognized by the sale of buildings in the respective park.

The Company is reporting a net loss of $941,429 and $405,557 for the three months ended September 30, 2015 and 2014, respectively. The primary factors driving the increase in loss were the increase in the strategic alternative expenses of $250,571, supplemented by the remaining items discussed above.

Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30, 2014.

Rental revenues are comprised solely of rental income and amounted to $1,136,490 and $1,192,205 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $55,715 or 5%. The reduction in revenue was mainly driven by two tenants at the Flowerfield Industrial Park. The first tenant, Stony Brook University, terminated two of its four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. The second tenant terminated two leases in 2014 (one effective February 2014 and the second effective September 2014) comprising 7,340 square feet and approximately $100,000 in revenue. In addition, there were two lease defaults at the Flowerfield Industrial Park comprising 7,000 square feet and approximately $87,000. The Flowerfield Industrial Park occupancy rate at September 30, 2015 is 68% compared to approximately 72% at September 30, 2014. The terminations were related to an internal shift at the university involving the tenants’ services. The relationship the Company has with the university with regards to its real estate needs remains positive and we continue to work with the University on solutions to their real estate demands.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $120,797 and $150,901 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $30,104 or approximately 20%. The tenant reimbursement decrease was mainly attributable to the reduction in occupancy rates at the Flowerfield Industrial Park.

Rental expenses for the nine months ended September 30, 2015 and 2014 were $736,190 and $787,629, respectively, a decrease of $51,439 or 7%. Approximately $24,000 of the decrease was due to a decrease in maintenance expenses due to a reduction in weather related maintenance costs and the remaining decrease was mainly due to utility savings.

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $1,896,318 and $1,676,938, respectively, an increase of $219,380 or approximately 13%. The major contributing factor was the increase in insurance costs of $113,787 which was mainly due to an increase in Directors and Officers liability insurance. Following extended discussions with our insurance broker carriers, the renewal effective July 1, 2015 will result in an annual reduction in premiums of approximately $80,000. Additionally, the write-off of the dividend note (inclusive of related PIK notes) origination fees of approximately $83,000 resulted from the conversion of the notes to equity in the merger. The Company also experienced an increase in professional fees of approximately $48,000 mainly attributable to advisory fees incurred and consequential of the distribution of GSD. The remaining difference is mainly the increase in pension expense of approximately $28,000 and an increase in compensation and benefits of approximately $45,000, both of which were offset by a reduction in bad debt expense of $68,000 following changes to our credit and collection process which has resulted in a net reduction in our allowance for bad debt during 2015 of approximately $23,000. This change was supplemented by a 2014 bad debt expense related to two evictions at the Flowerfield Industrial Park totaling $27,000. The aforementioned items offset by a reduction across various expenses, contributed to the increase in general and administrative fees.

Strategic alternative expenses for the nine months ended September 30, 2015 and 2014 were $1,109,922 and $1,246,096, respectively, a decrease of $136,174 or approximately 11%. This decrease is mainly attributable to the fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC offset by ongoing strategic costs, inclusive of litigation related costs, including the preparation and filing of the supplements to the definitive proxy statement in 2015. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the Merger /tax plan of liquidation which is was completed on August 31, 2015.

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $119,283 and $122,598, respectively, a decrease of $3,315.

Impairment charges for the nine months ended September 30, 2014 was $200,000. There was no impairment charge during the same period of 2015.

Insurance claim recoveries in excess of cost for the nine months ended September 30, 3015 and 2014 were $(151) and $184,339. The Company incurred weather related damages in early 2015 and in 2013 that were covered under its insurance policy.

Interest income was $86,890 and $78,526 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $8,364. The increase is mainly attributable to the additional investments totaling $1,291,900 made during the second quarter of 2014, thereby generating additional interest income at approximately the same yield as its original investments.

Interest expense for the nine months ended September 30, 2015 and 2014 was $588,645 and $542,570, respectively, an increase of $46,075. The increase in interest expense is the result of the Company’s issuance of subordinated global notes (payable in kind) in June 2014, December 2014 and June 2015 to pay the interest expense on the Global Dividend Note, payable in kind in the amount of $16,150,000, which is bearing interest at 5% payable semiannually (“Cash” or “PIK”),. The interest expense on the notes ended when, pursuant to the Merger agreement, the notes issued and outstanding where exchanged for equity in Gyrodyne, LLC.

Net loss before income taxes was $3,106,030 and $2,769,860, for the nine months ended September 30, 2015 and 2014, respectively. The primary factors driving the increase in loss was the increase in general and administrative expenses of $219,380, supplemented by the net remaining items discussed above.

The provision for income taxes for the nine months ended September 30, 2015 is $85,000, all of which relate to its taxable REIT subsidiary’s taxable income from managing GSD. The Company did not have a benefit or provision for income taxes for the nine months ended September 30, 2014.

The Company is reporting a net loss from continuing operations of $3,191,030 and $2,769,860 for the nine months ended September 30, 2015 and 2014, respectively. The primary factor driving the increase in loss was the 2014 insurance recoveries in excess of cost of $184,339 supplemented by the 2015 write-off of dividend note origination fees of $83,000 resulting from converting the debt to equity via the merger, supplemented by the net remaining items discussed above.

The Company is reporting net income from discontinued operations of $639,024 and $542,377, for the nine months ended September 30, 2015, and 2014, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate at the Cortlandt Manor Medical Center to 96% from 88% at September 30, 2014.

The Company is reporting a net loss of $2,552,006 and $2,227,483 for the nine months ended September 30, 2015 and 2014, respectively. The primary factors driving the increase in loss was the 2014 insurance recoveries in excess of cost of $184,339 supplemented by the 2015 write-off of dividend note origination fees of $83,000 resulting from converting the debt to equity via the merger, supplemented by the net remaining items discussed above.

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

The Company calculates funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts) excluding the FFO adjustment for impairment charges. NAREIT recently approved the adjustment to FFO for impairment charges. As a result, the Company excludes impairment charges from FFO. The white paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO is a useful supplemental measure of our operating performance. The exclusion of gains and losses on the sale of real estate allows investors and analysts to identify the operating results of the assets that reflect the core of our activity and assists in comparing the results of that activity across reporting periods. Additionally, FFO is the recognized industry standard for reporting the operations of a REIT. As a result, providing FFO data facilitates comparison of operating performance with other REITs.

Historical cost accounting under GAAP measures implies that real estate asset values diminish over time. Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors. However, our FFO includes a material cost for condemnation litigation which other REITs may not incur. Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO. We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation costs on FFO which we reflect in the computation of Company adjusted FFO (“AFFO”). During years where condemnation income was recognized, we exclude condemnation income and the related costs from FFO and AFFO.

FFO and AFFO should not be viewed as alternative measures of our operating performance since they do not reflect either depreciation and amortization costs or the capital expenditures and capitalized leasing costs necessary to maintain the operating performance of our properties. Such capital expenditures are significant economic costs and can materially impact results of operations and net cash flow provided or used between reporting periods.

Noncash adjustments to arrive at FFO included depreciation and amortization, impairment charges and the tax benefit under Section 1033 of the Internal Revenue Code. The tax benefit results from the dividend distribution following receipt of the 2013 PLR. Under the definition of FFO, gain or loss from property transactions and income or loss from partnerships are excluded from FFO. There were no other NAREIT defined FFO adjustments contained in the operating results.

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, incentive compensation plan costs and excise tax triggered by the dividends, pension termination and related funding costs, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods.

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended August 31, 2015 and September 30, 2014:

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(891,125)	$(405,557)	$(2,501,702)	$(2,227,483)
Depreciation and amortization
From continuing operations	57,291	82,042	219,814	249,660
From discontinued operations	-	-	340,150	314,935
Total Depreciation and amortization	57,291	82,042	559,964	564,595
Amortization of capitalized leasing costs	14,595	24,570	56,895	70,061
Impairment charges	-	-	-	200,000
Funds from Operations (“FFO”)	$(819,239)	$(298,945)	$(1,884,843)	$(1,392,827)
Company adjustments to FFO
Costs to pursue strategic alternatives	622,024	373,555	1,127,957	1,246,096
Dividend note interest	149,475	206,224	588,646	542,570
Amortization of dividend origination costs	75,763	2,581	89,082	6,500
Tax expense relating to managing GSD	14,500	-	85,000	-
Pension expense recognized and associated with the decision to freeze benefits and terminate the pension plan	-	-	49,924	-
Company adjusted Funds from Operations (“AFFO”)	$42,523	$283,415	$55,766	$402,339
Per share amounts – basic and diluted
Net loss	$(0.60)	$(0.27)	$(1.69)	$(1.50)
FFO	$(0.55)	$(0.20)	$(1.27)	$(0.94)
AFFO	$0.03	$.19	$0.04	$0.27

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2015. As of September 30, 2015, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2014.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of September 30, 2015, as follows:

The consolidated financial statements for the quarter ended September 30, 2015 were prepared on the liquidation basis of accounting. The Audit Committee objected to this method of accounting even though it had been communicated to them over a two year period. This has resulted in a material weakness in internal controls over financial reporting as it relates to the proper accounting for a complex transaction. The Audit Committee ultimately agreed with management and approved the filing.

The Company will work to better communicate significant accounting issues and complex transactions with the Audit Committee prior to the preparation of the consolidated financial statements for the year ended December 31, 2015. This should eliminate lengthy discussions and disagreements at the time of filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleges, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Proxy Statement/Prospectus.

On July 20, 2015, the plaintiff filed a supplemental complaint with the Court.   The claims, relief sought, and Defendants named in the supplemental complaint remained the same.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be effected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  The Settlement further provides that plaintiff may apply to the Court for an award of attorneys' fees and expenses not to exceed $650,000 in the aggregate.

Gyrodyne Company of America, Inc. v. The State of New York

In July 2012, the Corporation received $167,530,657 from the State of New York (the "State") in payment of the judgments in the Corporation’s favor in the Corporation's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 proceeds"), $1,474,941 for the Corporation’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Corporation was notified by the State of a $29,000 overpayment, which the Corporation returned, due to an error in the interest calculation by the State of New York.

The $167,530,657 payment concluded the Corporation’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid the Corporation $26,315,000 for the Property in March 2006, which the Corporation elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Corporation’s favor in June 2010 when it awarded the Corporation $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

The Corporation recorded income of $167,425,729 including interest through June 30, 2012 in the quarter then ended and recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012. Following notification from the State, the Corporation returned $29,000 due to an error in the original interest calculation and remittance which was prepared by New York State.

In addition to the foregoing, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three months ended September 30, 2015.

Item 6. Exhibits.

2.1

Agreement and Plan of Merger, dated as of October 15, 2013 and amended and restated as of December 20, 2013, by and among Gyrodyne Company of America, Inc., Gyrodyne, LLC and Gyrodyne Special Distribution, LLC (included as Annex C to the proxy statement/prospectus that is part of Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (12)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (13)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

10.9	Management Services Agreement, dated December 24, 2014, by and between Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (11)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014.

(11)	Filed as part of this report.

(12)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(13)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: November 23, 2015	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: November 23, 2015	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of October 15, 2013 and amended and restated as of December 20, 2013, by and among Gyrodyne Company of America, Inc., Gyrodyne, LLC and Gyrodyne Special Distribution, LLC (included as Annex C to the proxy statement/prospectus that is part of Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (12)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (13)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

10.9	Management Services Agreement, dated December 24, 2014, by and between Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (11)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014.

(11)	Filed as part of this report.

(12)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(13)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.