Form 10-K
period 2015-12-31
Gyrodyne, LLC
filed 2016-03-30
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________.

Commission file number 333-191820

GYRODYNE, LLC

(Exact name of registrant as specified in its charter)

NEW YORK	46-3838291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FLOWERFIELD, SUITE 24, ST. JAMES, NY	11780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (631) 584-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares of Limited Liability Company Interests	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2015 was $10,350,540. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the NASDAQ Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2016, 1,482,680 common shares of the Registrant's were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities owned or controlled by it. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2015. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the board of directors of Gyrodyne, LLC except where the reference relates to periods prior to September 1, 2015 in which case it relates to the board of directors of Gyrodyne Company of America, Inc.

All references to 2015 and 2014 refer to our fiscal years ended or the dates, as the context requires, December 31, 2015 and December 31, 2014, respectively.

Item 1. Business

Description of the Company's Business

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. The Company manages its business as one operating segment.

Until December 2013, the Company’s properties had previously been owned and managed by Gyrodyne Company of America, Inc. (the “Corporation”), whose primary business until then was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. In December 2013, the Corporation transferred all of its properties to its wholly-owned subsidiary, Gyrodyne Special Distribution, LLC (“GSD”), subject to related mortgage debt in favor of Flowerfield Mortgage, Inc., (“FMI”) also a subsidiary of the Corporation, and then distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “ First Special Dividend”), all of the equity interests of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. On August 31, 2015, the Corporation and GSD were merged with and into the Company which completes the tax liquidation of the Corporation (the “Merger”).

Following the December 30, 2013 distribution of all of the equity interests of GSD to the Corporation’s shareholders in the First Special Dividend, the Corporation was managing GSD pursuant to the terms of GSD’s limited liability company agreement which provided that the Corporation had sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Corporation had unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Corporation was entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Corporation’s Board approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage fell in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Corporation was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million. The Board subsequently authorized increases in the revolving line of credit to $7.0 million. The interest income on the debt facilities provided to GSD was REIT qualified income. The foregoing income earned by the Corporation for managing GSD was not deemed to be REIT qualified income and therefore was appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

Following the Merger, but prior to the sale of one property in the Port Jefferson Professional Park in December 2015, the Company continues to own two medical office parks and ten of fourteen buildings in a third medical office park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In conjunction with the industrial Park, the Company owns approximately 68 acres of property in St. James, New York.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax provided that it made distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However these activities were required to be conducted in an entity that elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code. The Corporation had one TRS which was subject to federal and state income tax on the income from these activities.

Prior to the Merger, the Corporation conducted its operations either directly or indirectly through (1) property owning subsidiaries and a lender subsidiary, or (2) Flowerfield Properties, Inc. a wholly-owned TRS. Property owner subsidiaries are landlords leasing properties in which the Corporation had a managing member control but no ownership interest, and a lender subsidiary is a lender loaning funds where the Corporation made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. The Corporation was the sole managing member of GSD with managerial authority and investment/disposition authority. FMI was a lender subsidiary wholly-owned by the Corporation with three loan assets secured by property held in the property owner subsidiaries. Following the Merger, each property continued to reside in separate single asset LLC’s wholly-owned and controlled by the Company.

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

The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake. In October 2014, Westlake was approved by the Palm Beach County Commission to develop 4,546 homes, 2.1 million square feet of commercial development, a 3,000-student university and a 150-unit hotel. Minto Group announced on February 18, 2016 that groundbreaking for Westlake could take place in as early as 90 days and that residential sales were expected to begin in early 2017.

Pursuant to the original sale agreement for the Grove Property and given the status of development and sales, Gyrodyne does not expect distributions to the partnership, if any, until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on The Grove’s receipts from Westlake and the liabilities and expenses of the Grove that must be settled prior to any distributions to Gyrodyne.

Substantially all of our properties are subject to net leases in which the tenant reimburses the Company (GSD, prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for specific operating costs.

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

On September 12, 2013, following the Corporation’s receipt of a private letter ruling from the Internal Revenue Service (the “2013 PLR”) (as described below), the Board concluded that it was in the best interests of the Corporation and its shareholders to liquidate the Corporation for federal income tax purposes and adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). In adopting the Plan of Liquidation for federal income tax purposes, the Board also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The completion of the Merger on or before September 12, 2015 would complete the liquidation of the Corporation for federal income tax purposes within the two year period from the adoption of the Plan of Liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”) even though the actual disposition of the properties within the same period had not necessarily occurred. The Corporation’s directors believed that the prompt completion of the tax liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would make it possible to seek enhancements to the value of Flowerfield and Cortlandt Manor, including the pursuit of various development or zoning opportunities.

On September 13, 2013, the Corporation’s Board declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was to be paid in cash. In connection with the First Special Dividend, the Board requested the opinion of Valuation Research Corporation (“Valuation Research”) as to the solvency of the Corporation after giving effect to the First Special Dividend. On September 13, 2013, at a meeting of the Board, Valuation Research delivered its opinion that, immediately after the completion of the First Special Dividend, (i) the fair value and the present fair saleable value of the Corporation’s aggregate assets exceeded the sum of its total liabilities, (ii) Corporation would be able to pay its debts as such debts mature or otherwise become absolute or due, and (iii) the Corporation did not have unreasonably small capital.

On December 19, 2013, the Board determined that the non-cash portion of the First Special Dividend would be paid by a distribution of all of the outstanding interests in GSD, a subsidiary of the Corporation into which all of the Corporation’s real estate assets were previously contributed as part of an internal restructuring. We refer to such properties as the Contributed Properties. The Board also determined the aggregate value of the outstanding equity interests of GSD (“GSD Interests”) distributed in the First Special Dividend was $30,685,000 (an amount determined by the Board to be equal to the estimated fair market value of the properties, net of all liabilities encumbering such properties, including mortgage loans payable to a subsidiary of the Corporation in the aggregate amount of $13,840,889 as of December 31, 2013).

The First Special Dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

The transfer of the Contributed Properties by the Corporation to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Corporation in 2013. Giving effect to offsetting deductions, the Corporation determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Corporation declared an additional dividend (the “Second Special Dividend”), payable to the Corporation’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of uncertificated interests in a subordinated global dividend note due June 30, 2017 (the “Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note carried interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and was to be paid in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a 5% subordinated global note due June 30, 2017 in the principal amount of $302,813 that otherwise was identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014 and June 15, 2015, the second and third semi-annual interest payments on the original Dividend Note were paid in kind in the form of uncertificated interests in subordinated global 5% notes due June 30, 2017 in the principal amounts of $403,750 each, that otherwise were identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014. On June 15, 2015, the second interest payment of $7,570 was made in cash on the interest note issued June 16, 2014. Also on June 15, 2015 the initial interest payments were made in cash in the amounts of $15,630 and $10,094 on the Dividend Note issued December 31, 2014 and the second interest note issued December 15, 2014, respectively.

In addition, on September 15, 2014, the Corporation’s Board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share), the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note and the dates of the initial interest payment, all terms and conditions mirrored the terms and conditions of the notes previously issued.

Rights Offering. On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a rights offering to the Corporation’s shareholders. The Corporation’s Board believed that the rights offering would facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed Merger. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote during 2014. The Board believed that shareholders who exercised their subscription rights in the rights offering were more likely to vote their shares on the Merger proposal.

On April 27, 2015, the Corporation announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of the Corporation’s common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

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

Merger Allocations. The Plan of Merger originally provided for an allocation of Gyrodyne LLC interests to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of the Dividend Notes and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne, LLC interests to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Notes would be subject to adjustment in the discretion of the Corporation’s Board. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a meeting held on April 24, 2015, the Corporation’s Board determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments subsequent to December 2013. As adjusted, the common shares of Gyrodyne, LLC issued in the Merger were allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●	Approximately 30.0% in the aggregate to holders of interests in notes issued by the Corporation in the aggregate principal amount of $17,937,000 plus accrued and unpaid interest; and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The allocations reflected adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. In addition, the Board determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the anticipated net proceeds to the Corporation of $5,606,000 from the rights offering (actual net proceeds were $5,606,190), assuming all 2,224,020 shares were sold. This methodology was consistent with the valuation metrics used to determine the original allocations in December, 2013.

Following the completion of the rights offering on June 17, 2015, the Corporation’s Board established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting which would take place on August 20, 2015. On July 1, 2015, the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation, members of its Board, and against GSD and Gyrodyne. See Item 3, “Legal Proceedings”, below. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Plan of liquidation:

In adopting the Plan of Liquidation for federal income tax purposes, the Corporation’s Board also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The Merger on August 31, 2015 completed the liquidation of the Corporation for federal income tax purposes within the two year period from the adoption of the Plan of Liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”) even though the actual disposition of the properties within the same period had not necessarily occurred. Our Board believed that the prompt completion of the Tax Liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would permit the Company to seek enhancements to the value of Flowerfield and Cortlandt Manor by pursuing various development or zoning opportunities.

Following the merger, effective September 1, 2015 the Company adopted the liquidation basis of accounting, and accordingly will only report discontinued operations in the periods preceding the merger.

Assets held for sale:

Sale of real estate/Discontinued operations

Prior to adopting the liquidation basis of accounting, the Company periodically classified real estate assets as held for sale, and these assets and their liabilities were stated separately on the condensed consolidated balance sheet. During the second quarter of 2014, the Company’s Board approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Manor Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The Company has not sold the Cortlandt Manor and Fairfax properties.

In early 2015, the Corporation became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit, see Item 3, “Legal Proceedings”, against the Corporation, members of the Corporation’s Board, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believed the lawsuit was without merit and continued to vigorously defend such action and took steps to seek to eliminate the issues created by the pending action against the sale. The Company believed that the issues would be resolved in the Company’s favor and that it would be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself did not materially change during the period the Company needed to resolve such issues. As a result of this interference in the sale process, however, the Company believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015 the Corporation entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that related to the Cortlandt Medical Center and the Fairfax Medical Center were again reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center were again reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

In the third quarter of 2015, the Company determined to seek to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The Company believes the POA will enable the Company to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through sales of individual buildings as opposed to selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September. Therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations. In late 2015, the Company was informed that the POA was approved.

Properties under contract or sold:

Port Jefferson Professional Park. In November 2015, the Company entered into Purchase and Sale Agreements for the sale of two approximate 4,000 square foot buildings in the Port Jefferson Professional Park. The first building closed at a price of $760,000 on December 30, 2015 and the second building closed at a price of $850,000 on January 13, 2016. Furthermore, in February and March 2016, the Company entered into Purchase and Sale Agreements for the sale of two additional buildings in the Port Jefferson Professional Park for approximately $900,000 and $820,000, respectively, which are scheduled to close 45 days and 21 days, respectively, after a due diligence period that expires April 10, 2016 and May 4, 2016, respectively, assuming the buyers do not terminate the agreement during such due diligence periods which they are entitled to do for any reason or no reason.

Fairfax Medical Center. On February 4, 2016 the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, as amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provide for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that will be applied to the purchase price at closing; (ii) an evaluation period that will expire on April 11, 2016, during which time JAG shall have the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG will have the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement is not terminated on or prior to April 11, 2016, JAG will be obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iv) unless JAG terminates the Agreement on or prior to April 11, 2016, the closing shall occur on or before May 4, 2016. The agreement also contains a master lease (2 year term for approximately 4,700 square feet) to Gyrodyne for approximately $210,000 due quarterly if certain vacancies are not re-tenanted. The Company is actively marketing the space, the success of which will directly reduce the master lease obligation. The Agreement also contains additional customary covenants, conditions, representations and warranties.

In summary, while we have not released or disclosed the appraised values of our individual real estate holdings, with over $1.6 million in closed transactions and another $16 million in contract, each sale or contract has been in excess of such values.

Land Development

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the calendar year 2015, the Company incurred approximately $464,000 of land development costs, most of which were incurred during the fourth quarter. The Company estimates that it may incur approximately $3.15 million in additional charges over the next two years to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

The Company does not intend to develop the properties but rather to focus resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties. While the real estate market is dynamic and the economy is uncertain, the Company believes the return on the estimated investment of $3.15 million will serve to increase the estimated distributions versus selling the properties with their current zoning and entitlements.

Cortlandt Manor Development:

On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted its 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy is the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For the past several months the Company and its planning consultants have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD. With the Plan and the MOD now approved, we believe the funds being expended by the Company in this effort will be justified through enhancing the value of this property as we move to its eventual disposition.

Flowerfield Development:

Similar to our efforts in the Town of Cortlandt, we are working closely with engineers and consultants on market research and related feasibility studies to identify how we can maximize Flowerfield’s value through a highest and best use approach. The Company has been in discussions with the Town of Smithtown to seek out potential real estate development projects identified by the market research and feasibility studies which may not currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, re-zoning or other concessions that would allow for any such development projects currently not permitted within existing development constraints. Such changes could eventually lead to a number of different development plans ranging from single family or age restricted housing to condominiums or other forms of real estate developments in support of the needs of an expanding Stony Brook University and its affiliated medical school and hospital.

In the region surrounding Flowerfield, Stony Brook University serves as an economic engine through capital investment and growth in employment, including high paying positions in the fields of science and medicine. However, adequate housing, both on and off campus, remains a challenge. While construction is nearing completion on the University’s campus for additional dormitory rooms, our initial research indicates further supply is needed at several levels - undergraduate, graduate, physician, interns, family and visiting professors. In addition, unlike many universities around the country, Stony Brook lacks a campus-focused center around which many university-related social and professional activities are conducted. Other options might be along the lines of a continuum of care or stand-alone assisted living or nursing facilities, which we believe would be in demand given Long Island’s senior community’s increasing needs for such services. Although there can be no assurances, we believe these investments intended to enhance Flowerfield’s value will result in higher sale proceeds, similar to our expenditures intended to enhance Cortlandt Manor’s potential value.

Competition among industrial and medical office rental properties on Long Island, Cortlandt Manor, New York and Fairfax, Virginia is intense. Furthermore, the Company also competes in the development of industrial, medical office and residential property where the competition is equally intense. Numerous commercial property owners compete with the Company in attracting tenants. Many are substantially larger than the Company.

Market Outlook

Real estate pricing is generally influenced by market interest rates. However, prices and rates do not move simultaneously; rather, prices generally lag behind interest rate adjustments for a period of time. An uptick in lending rates usually translates into lower cash returns for investors who use leverage to buy investment properties. On the other hand, rising interest rates also suggest that the economy is improving, which in turn could lead to higher demand for commercial property, and potentially higher rental rates.

Today’s economic environment remains characterized by historically low interest rates which continue to compress capitalization rates for commercial properties. Furthermore, previously owned home sale prices continue to recover and new home construction continues at a pace that restricts supply. Commercial property prices have nearly recovered and or surpassed the 2007 pre-recession values in many sectors. During 2015, a majority of analysts believed that the economy was slowly moving from recovery status toward an expansionary cycle. On December 16, 2015, the Federal Open Market Committee of the Federal Reserve (the “FOMC” or the “Committee”) announced an increase in the federal funds rate by 25 basis points. The anticipation of this first increase in the federal funds rate since 2006 has been a primary source of much volatility in equity markets for real estate companies. Shortly after the FOMC meeting in late 2015, global market volatility and economic recoveries significantly deteriorated. Furthermore, the degradation in the energy industry and perhaps the commodities markets as a whole have put further pressure on both global markets and the US economy. These factors and others have contributed to FOMC statements following the March 2016 FOMC meeting suggesting that the FOMC has softened its views on the pace of the recovery, if any, the pace of further interest rate hikes in 2016, if any, and in fact whether further stimulus may be needed to address the economic stresses on the U.S. economy.

Federal regulators and U.S. government policy can have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a bond buying program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. On October 29, 2014, however, the FOMC of the Federal Reserve Board announced an end to quantitative easing signaling that the Federal Reserve believed the U.S. economy was growing at a measured but sustained pace and that the need for continued stimulus diminished. These actions and Federal Reserve comments suggest that the Federal Reserve will eventually return to a normalized monetary policy. In December 2015, the FOMC raised the federal funds rate from the zero to one quarter percent target to a target of one quarter to one half percent. Furthermore, the FOMC gave indications that it may raise the rate in quarter point increments up to four times during 2016. However, the FOMC announced on March 16, 2016 that there will be no change in the target range for the federal funds rate, maintaining it at one quarter to one half percent. A second increase in March, following the initial increase in December, was widely expected by analysts after the December 2015 meeting, but expectations quickly changed in light of weak economic data that accumulated in the first quarter. The FOMC attributed its March decision to continuing progress in U.S. economic conditions but concerns about risks posed by global economic and financial developments. Any increase in real time rates could cause a disruption in the commercial lending market which could adversely affect the real estate industry, our real estate operations and or the value of any achievable real estate sales proceeds.

The property management industry is directly affected by the economy and the commercial real estate market in particular. Our business may be affected by the market for medical office, residential and industrial properties as well as the general financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result, our business could be impacted by general economic, financial and industry conditions, including (1) obtaining financing to renovate our current real estate holdings and or pursue the re-zoning efforts on the undeveloped property, (2) difficulty in consummating property transactions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

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

The aforementioned economic and industry trends may adversely impact our financial condition and our estimated net assets in liquidation because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Westchester and Suffolk Counties in New York and Fairfax County in Virginia. Our current portfolio consists primarily of medical office and industrial buildings comprising approximately 260,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, the Company’s estimated net assets in liquidation could be adversely effected, which could reduce our estimated distributions.

Health Care Industry

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”) were signed into law. The complexities and ramifications of the Healthcare Legislation are significant, and will be implemented in a phased approach that began in 2010 and will conclude in 2018.

The Health Care Legislation has affected medical office real estate due to the direct impact on the tenant base. At this time, the full effects of the Healthcare Legislation and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. We believe that the Healthcare Legislation is causing medical professionals to review their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients, combining practices with other professionals as well as becoming hospital employees rather than continuing independent practices of medicine. Our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty maintaining or raising rental rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces, all of which individually or collectively can impact sales values and the timing of such sales.

As of December 31, 2015, the average effective rental revenue per square foot adjusted for tenant improvements was $19.52, compared to $19.83 on December 31, 2014. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Operations/Liquidation

On December 30, 2013, the Corporation distributed to its shareholders all of the equity interests of GSD, which owned 100% of the interests in the Corporation’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a wholly-owned subsidiary of the Corporation, with the Corporation having the contractual right to manage the business and properties of GSD. The Corporation’s Board also approved the Plan of Merger, subject to approval of shareholders holding at least two-thirds of the outstanding shares, pursuant to which the Corporation and GSD would be merged with and into Gyrodyne, LLC with the Corporation’s shareholders, holders of GSD equity interests and holders of interests in the Notes all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Corporation announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Corporation was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares were voted in favor of the Merger.  Despite the overwhelming percentage of received votes in favor of the Merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced that the Corporation’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, would be further postponed. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed those shareholders may not have paid enough attention to the Merger to exercise their right to vote in 2014. The Corporation and its advisors continued to analyze potential options of the Corporation and its shareholders, including enhancements designed to facilitate the ability to complete the merger transaction. As further discussed above, under the “Strategic Process” heading, on March 6, 2015 the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to its existing shareholders. The Corporation commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously announced proposed merger of the Corporation and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of the Corporation’s shareholders the opportunity to participate.

On June 22, 2015 the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

The Corporation also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. More than 99% of votes cast at the special meeting voted in favor of the transaction, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and Gyrodyne, LLC common shares began trading on NASDAQ on September 1, 2015. The Merger completed the Plan of Liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.47399 common interest of Gyrodyne, LLC per GSD interest).

We have focused our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter of 2015, the Corporation completed within the two year deadline the tax plan of liquidation by completing the Merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue to be done in a tax efficient manner. Our strategy going forward is to seek the opportunistic sale of our properties, albeit without the timing constraints that existed prior to the completion of the Corporation’s tax liquidation, which may include value enhancement of out Flowerfield and Cortlandt Manor properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the opportunistic sale of certain properties or real estate assets;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to that which preserves or improves the market value of the real estate portfolio;
●	balancing working capital and funds available for the development process with making distributions during the liquidation process.

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the completion of the liquidation of the Company takes until 2018, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.5 million, prior to any future dividend distributions. Such cash would equate to future post-merger liquidating distribution of $29.31 per share based on Gyrodyne LLC, having 1,482,680 common interests outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes the internal rate of return from the estimated investment of $3.15 million on enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, while it could be argued that approximately $1 million of land development costs are for environmental impact and other infrastructure studies that can be utilized by a potential buyer, such value was not included in the fair value of the real estate disclosed in the statement of net assets.

The statement of net assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land development efforts (mainly restricted to researching highest and best use and the pursuit of certain related entitlements, special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land development costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during the business plan of liquidation, which may include certain enhancement efforts. While certain professional fees, such as legal expenses and the fees of outside financial advisors remained high during 2015, they were mainly incurred to support and complete the Corporation’s tax plan of liquidation via the Merger. The Company believes the legal and related consulting fees, excluding advisory fees to support the land development effort, will be significantly reduced going forward. Nevertheless, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

Real Estate

As of December 31, 2015, the Company owns the 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York, in the Town of Smithtown. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. Gyrodyne currently has 130,533 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2015, there were 37 tenants, comprising 41 leases and 9 long-term tenants under month-to-month commitments. The annual base rent at Flowerfield based on the rates in effect as of December 2015 is $1,527,000 which included month-to-month annualized base rent of $133,000 on 10,986 square feet. The occupancy rate is 70% as of December 31, 2015. Studies including environmental, archeological, ecological and traffic have been conducted in connection with previous development plans - all with no significant adverse findings. The Company believes that material costs will not be incurred in connection with compliance with environmental laws. During the years ended December 31, 2015 and 2014, the Company had no material expenses related to environmental issues.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. At the end of 2015, the Company sold 5 Medical Drive (4,000 square foot building) for $760,000 and in early 2016 sold 6 Medical Drive (4,000 square foot building) for $850,000. In addition, the Company is in contract for 4 Medical Drive for $900,000 and 8 Medical Drive for $820,000 and continues to actively market the remaining 6 buildings. The ten buildings were originally acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property with the remainder in cash after adjustments. The balance of the mortgage was prepaid in full in January 2013 and assumed by a subsidiary of Gyrodyne which was settled in full as part of the merger on August 31, 2015. The buildings, at the time of purchase, were located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, and situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2015, after the sale of 5 Medical Drive, there were 14 tenants, comprising 14 leases. The annual base rent based on the rates in effect as of December 2015 is $709,000 which included month–to-month annualized base rent of $21,000 on approximately 800 square feet. The occupancy rate was 74% as of December 31, 2015. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. The purchase price was $7 million or $231 per square foot. As of December 31, 2015, there were 16 tenants, comprising 14 leases. The annual base rent based on the rates in effect as of December 2015 is approximately $783,000. The property was 100% occupied as of December 31, 2015. Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000. The balance of the mortgage was prepaid in full in November 2012 and assumed by a subsidiary of Gyrodyne which was settled in full as part of the Merger on August 31, 2015. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code. Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

On August 29, 2008, the Company acquired a 1,600 square foot single-family residential dwelling located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor, New York. The purchase price was $305,000. The Company was able to take advantage of a distressed sale by the seller. The property is located directly across the street from the Hudson Valley Hospital Center and adjoins the Cortlandt Medical Center. The property is zoned for medical office use by special permit and is potentially a future development site for expansion of the Cortlandt Medical Center. This property has not been mortgaged.

In March 2016, the Company acquired a four acre undeveloped lot for $150,000 which the Company believes is synergistic to maximizing the value on one of its properties.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax City, Virginia. The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space at date of acquisition. The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2015, there were 26 tenants, comprising 27 leases, renting space with an annual base rent of $1,425,000, based on the rates in effect as of December 2015. The occupancy rate as of December 31, 2015 was 88%. Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property. The balance of the mortgage was prepaid in full in December 2012 and assumed by a subsidiary of Gyrodyne which was settled in full as part of the merger on August 31, 2015. On February 4, 2016 the Company entered into a Purchase and Sale Agreement to sell the Fairfax Medical Center, as amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company. The material terms of the Agreement provide for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that will be applied to the purchase price at closing; (ii) an evaluation period that will expire on April 11, 2016, during which time JAG shall have the right to terminate the agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG will have the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the agreement is not terminated on or prior to April 11, 2016, JAG will be obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iv) unless JAG terminates the agreement on or prior to April 11, 2016, the closing shall occur on or before May 4, 2016. The agreement also contains a master lease (2 year term for approximately 4,700 square feet) to Gyrodyne for approximately $210,000 due quarterly if certain vacancies are not re-tenanted. The Company is actively marketing the space, the success of which will directly reduce the master lease obligation. The agreement also contains additional customary covenants, conditions, representations and warranties.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of 2,450 square feet of rentable space on 1.6 acres. The purchase price for the property was approximately $720,000. This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the Hudson Valley Hospital Center in addition to the 5.01 acre Cortlandt Medical Center site. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility, which was prepaid in full in December 2012. The property was 49% occupied as of December 31, 2015 by one tenant with a total annual base rent of $15,600.

Land Development:

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the calendar year 2015, the Company incurred approximately $464,000 of land development costs, most of which were incurred during the fourth quarter. The Company estimates that it may incur approximately $3.15 million in additional charges over the next two years to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

The Company does not intend to develop the properties but rather to focus resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties. While the real estate market is dynamic and the economy is uncertain, the Company believes the return on the estimated investment of $3.15 million will serve to increase the estimated distributions versus selling the properties with their current zoning and entitlements.

Cortlandt Manor Development:

On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted its 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy is the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For the past several months the Company and its planning consultants have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD. With the Plan and the MOD now approved, we believe the funds being expended by the Company in this effort will be justified through enhancing the value of this property as we move to its eventual disposition.

Flowerfield Development:

Similar to our efforts in the Town of Cortlandt, we are working closely with engineers and consultants on market research and related feasibility studies to identify how we can maximize Flowerfield’s value through a highest and best use approach. The Company has been in discussions with the Town of Smithtown to seek out potential real estate development projects identified by the market research and feasibility studies which may not currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, re-zoning or other concessions that would allow for any such development projects currently not permitted within existing development constraints. Such changes could eventually lead to a number of different development plans ranging from single family or age restricted housing to condominiums or other forms of real estate developments in support of the needs of an expanding Stony Brook University and its affiliated medical school and hospital.

In the region surrounding Flowerfield, Stony Brook University serves as an economic engine through capital investment and growth in employment, including high paying positions in the fields of science and medicine. However, adequate housing, both on and off campus, remains a challenge. While construction is nearing completion on the University’s campus for additional dormitory rooms, our initial research indicates further supply is needed at several levels - undergraduate, graduate, physician, interns, family and visiting professors. In addition, unlike many universities around the country, Stony Brook lacks a campus-focused center around which many university-related social and professional activities are conducted. Other options might be along the lines of a continuum of care or stand-alone assisted living or nursing facilities, which we believe would be in demand given Long Island’s senior community’s increasing needs for such services. Although there can be no assurances, we believe these investments intended to enhance Flowerfield’s value will result in higher sale proceeds, similar to our expenditures intended to enhance Cortlandt Manor’s potential value.

Limited Partnership Investment in Callery-Judge Grove, L.P. (the “Grove”)

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest beginning in 1965. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Corporation chose not to participate in, the Company’s share was diluted to approximately 9.32% as of December 31, 2013. During 2014, certain partners elected to give back their limited partnership interests to the Grove, which resulted in increasing the Company’s share to 10.12% as of December 31, 2015.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced an action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove defaulted on its loan from Prudential and that the Grove was indebted to Prudential in an amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a subsidiary of the Company with $0 value. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. The aforementioned transactions resulted in taxable gains to the Corporation in 2014 but no book gain. The Corporation had a deferred tax liability related to the Grove of $1,315,000, at December 31, 2013, which represented taxable losses not yet recorded pursuant to the equity method of accounting. The Corporation reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, in the taxable REIT subsidiary. Under the equity method of accounting, the Company stopped recording losses after the carrying value of the investment was reduced to zero. The gain does not show up on the financial statements, as there were unrecorded accumulated prior year net operating losses which were not recorded as the investment basis was zero. Pursuant to the equity method of accounting, the 2014 gain is reduced by such accumulated unrecorded losses. As of December 31, 2015, the Company no longer has any accumulated prior year losses.

The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake. In October 2014, Westlake was approved by the Palm Beach County Commission to develop 4,546 homes, 2.1 million square feet of commercial development, a 3,000-student university and a 150-unit hotel. Minto Group announced on February 18, 2016 that groundbreaking for Westlake could take place in as early as 90 days and that residential sales were expected to begin in early 2017.

Pursuant to the original sale agreement for the Grove Property and given the status of development and sales, Gyrodyne does not expect distributions to the partnership, if any, until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on The Grove’s receipts from Westlake and the liabilities and expenses of the Grove, a limited partnership, that must be settled prior to any distributions to Gyrodyne.

Tax Status

Prior to the Merger Gyrodyne Company of America, Inc. qualified as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Corporation qualified for taxation as a REIT, it generally was not subject to federal and state income tax. If the Corporation failed to qualify as a REIT in any taxable year, it would be subject to federal and state income tax on its taxable income at regular corporate rates. Even if the Company qualified as a REIT, it may have been subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Corporation received PLR-135927-10 (“PLR”), a Private Letter Ruling dated March 1, 2011 addressing the tax impact to REIT status from condemnation proceeds. The PLR ruling stated the condemnation award would not be considered in determining whether the Corporation satisfied the REIT asset test under (i) Internal Revenue Code Section 856(c)(4) and (ii) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim would not be considered in determining whether the Corporation satisfied the REIT gross income test under sections 856(c)(2) and 856(c)(3).

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Corporation applied for another private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on September 12, 2013. The PLR concluded that the Corporation’s receipt of the additional damages in July 2012 in connection with the judgment in the Corporation’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permitted the Corporation to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the First Special Dividend was paid in the form of interests in GSD to which the Corporation transferred its remaining real estate assets subject to mortgage obligations to a subsidiary of the Corporation of $13,840,889. GSD would generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD failed to meet this requirement it would be taxable as a corporation.

In accordance with REIT distribution requirements, on December 20, 2013, the Corporation announced the Second Special Dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a subordinated global dividend note of $16,150,000 that was scheduled to mature on June 30, 2017. The annual interest rate was 5% payable semiannually in kind or cash on June 15th and December 15th.

In addition, on September 15, 2014, the Board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share), the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note, all terms and conditions mirror the terms and conditions of the previous notes issued. Accordingly, the allocation of Gyrodyne, LLC Shares previously designated for holders of interests in the subordinated global Dividend Note will now include as well holders of interests in the 2014 Dividend Note, unless otherwise paid, and the percentage so allocated will be adjusted to reflect the addition of the $682,033 principal amount of the 2014 Dividend Note.

The Company’s investment in the Grove is held in a subsidiary (deemed a taxable REIT subsidiary when the Corporation was a REIT) which also is the subsidiary that recorded the taxable operating results under the Corporation’s management services agreement with GSD. In 2014, the Corporation recognized a tax benefit of approximately $697,000 related to deferred taxes on its investment in the Grove which was partially offset by approximately $132,000 of tax expense on the remaining taxable income of the subsidiary.

Following the completion of the Merger, effective September 1, 2015, Gyrodyne, LLC, the surviving company in the Merger, will not qualify as a REIT but is structured as a limited liability company which is treated as a partnership, a pass-through entity for Federal income tax purposes. Gyrodyne, LLC is generally treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If Gyrodyne, LLC fails to meet this requirement it may be taxable as a corporation.

Competition

The rental properties are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York and Fairfax, Virginia. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants. Principal factors of competition in the Company’s rental property business are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

In pursuit of its business plan, and the sale of properties, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned by the Company, it competes with other owners of like properties for tenants.

Internal Growth and Effective Asset Management

Tenant Relations and Lease Compliance – We strive to maintain strong contacts with our tenants in order to understand their current and future real estate rental and development needs. We directly monitor each of our rental properties to ensure they are properly maintained and meet the needs of our tenants.

Extending Lease Maturities - We seek to extend leases in advance of expirations to achieve high occupancy levels. Additionally, our renewal efforts focus on converting our leases to longer terms at each of our properties, to achieve a multitenant portfolio with a balanced rollover risk.

Financing Strategy

General – Through early 2013, our principal source of financing had been property specific debt to leverage specific acquisitions, for 2010 the utilization of the revolving line of credit (“Revolver”) and the cash proceeds from the rights offering in 2011. The Revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor, New York, and support capital improvements and general working capital. Following the Corporation’s receipt of condemnation proceeds in July 2012, the Corporation’s principal source of financing became cash on hand and cash flow from operations.

Financing – Historically, the Corporation financed its operations utilizing cash on hand, cash flow from operations and property specific debt. The economic uncertainty made it challenging to negotiate debt at acceptable terms during 2011. As a result, during 2011, the Corporation raised capital through a sale of additional common stock – see Equity Financing. The Company believes it is currently well capitalized with adequate cash levels to operate the business.

In accordance with REIT distribution requirements, on December 20, 2013, the Corporation announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a subordinated global dividend note payable that was scheduled to mature on June 30, 2017. The annual interest rate was 5% payable semiannually in kind or cash on June 15th and December 15th. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014, and June 15, 2015, the second and third semi-annual interest payment on the original Dividend Note were paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,750, respectively for both periods, that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014.

On September 15, 2014, the Board declared a special supplemental dividend in the amount of $682,033, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014.

Pursuant to the “Plan of Merger” effective August 31, 2015, all of the Corporation’s outstanding notes (inclusive of the global dividend notes and the subordinated notes (“Notes”)) and accrued and unpaid interest were satisfied in full in exchange for 30% of the common shares of Gyrodyne LLC. For further discussion see “Approval and Consummation of the Merger” below.

Equity Financing – During 2011, the Corporation filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Corporation’s common stock to be offered in a rights offering by the Corporation to its shareholders with maximum gross proceeds of $9,210,000, or $10,210,000 if an over-allotment option was exercised. The Corporation received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305. The Corporation elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy approximately 16% of the over-subscription requests, the maximum amount allowed under the registration statement. Shareholders were allocated 100% of their basic subscriptions. The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476. The proceeds were used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to the Corporation’s existing shareholders. On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. The Board believed that the rights offering would facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed Merger. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed those shareholders may not have paid enough attention to the Merger to exercise their right to vote during 2014. The Board believed that shareholders who exercised their subscription rights in the rights offering were more likely to vote their shares on the Merger proposal.

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

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015 the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issued in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

Merger Allocations. The Plan of Merger originally provided for an allocation of Gyrodyne LLC interests to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of interests in notes issued by the Corporation in the aggregate principal amount of $17,937,000 (the “Notes”) plus accrued and unpaid interest and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne, LLC interests to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Notes would be subject to adjustment in the discretion of the Corporation’s Board. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a meeting held on April 24, 2015, the Corporation’s Board determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. As adjusted, the common shares of Gyrodyne, LLC issued in the Merger were allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●	Approximately 30.0% in the aggregate to holders of interests in the Notes; and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The allocations reflected adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. In addition, the Board determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the anticipated net proceeds to the Corporation of $5,606,000 from the rights offering (actual net proceeds was $5,606,190), assuming all 2,224,020 shares were sold. This methodology was consistent with the valuation metrics used to determine the original allocations in December, 2013.

Approval and Consummation of the Merger. Following the completion of the rights offering on June 17, 2015, the Corporation’s Board established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide additional information to the proxy statement prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation, members of its Board, and against GSD and Gyrodyne. See Item 3, “Legal Proceedings”.

On August 20, 2015, the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the Corporation’s tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Environmental Matters

In connection with the conduct of our business, we may order a Phase 1 environmental report and, when necessary, a Phase 2 environmental report. Based on a review of such reports, and our ongoing review of each of our properties, as of the date of this report, we are not aware of any environmental condition with respect to any of the properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance that (i) changes in law, (ii) the conduct of tenants, (iii) activities related to properties in the surrounding area, (iv) contamination through the water table due to the low elevation and immediate proximity of the industrial park to the Long Island Sound or (v) the discovery of environmental conditions the extent or severity of which were unknown, will not expose us to material liability in the future.

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure for the remediation thereof. No assurance can be given, however, that environmental regulations will not in the future have a materially adverse effect on the properties.

Insurance

The Company carries comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance and covers all of our properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Tenants

For the year ended December 31, 2015, rental income from the three largest tenants represented approximately 8%, 6% and 5% of total rental income.

The three largest tenants by revenue as of December 31, 2015 consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in one of our medical parks.

For the year ended December 31, 2014, rental income from the three largest tenants represented approximately 8%, 5% and 5% of total rental income. The Company received notice in November 2013 that the largest tenant, a state agency, would not be renewing two of its three leases in March 2014 resulting in a reduction of approximately 8,900 leased square feet and related reduction in annual revenue of approximately $135,000.

The current economic challenges facing state and local budgets impacted 2 of the 3 largest tenants. One of these tenants had multiple leases, two of which were not renewed during 2014 and there can be no assurance that the remaining leases will renew for the same square footage, at favorable rates, if at all.

 Fiscal year 2015 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2015.

Debt Financing

On December 30, 2013, the Corporation distributed 100% of the interests in GSD to its shareholders to satisfy the non-cash portion of the dividend declared on September 13, 2013 and paid on December 30, 2013. The Corporation contributed 100% of its real estate to GSD prior to the distribution, with the medical properties subject to mortgage obligations payable to FMI of $13,840,889. The Corporation retained management control that gave it unilateral control over GSD, including enjoying some of the financial rewards as well as some of the exposure to future losses of GSD. The Corporation determined that GSD was a variable interest entity, of which Gyrodyne was the primary beneficiary, and therefore GSD had been consolidated in our financial statements. The terms of the mortgage debt match the terms of the mortgage debt acquired in December 2012 and January 2013 from the original lenders as these mortgages were assumed internally for legal purposes and continued to be recorded and valid for all of 2014 with the intercompany balances eliminated. GSD’s net assets were excluded from stockholders equity attributable to the Corporation’s shareholders. In addition, GSD’s net losses were excluded from the net losses attributable to the Corporation. GSD was generally treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD failed to meet this requirement it may have been taxable as a corporation.

PROPERTY RELATED MORTGAGE AND REVOLVING DEBT OUTSTANDING	MORTGAGE BALANCE PAYABLE TO FMI*@12/31/13	MORTGAGE BALANCE PAYABLE TO FMI* @12/31/14	MORTGAGE BALANCE PAYABLE TO FMI* @8/31/15
Cortlandt Medical Center	$3,512,079	$3,302,079	$3,162,079
Fairfax Medical Center	6,181,431	5,867,118	5,648,692
Port Jefferson Professional Park	4,147,379	3,720,266	3,423,453
Total	$13,840,889	$12,889,463	$12,234,224
Revolving debt	262,741	4,280,943	7,006,992
Total	$14,103,630	$17,170,406	$19,241,216

*On the consolidated financial statements, GSD’s obligation to FMI is eliminated.

Pursuant to the Plan of Merger, the mortgages are no longer outstanding effective with the merger on August 31, 2015.

Equity Financing

On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to the Corporation’s existing shareholders. On April 10, 2015 and May 15, 2015, the Corporation filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. The Corporation’s Board believed that the rights offering would facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed Merger. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote during 2014. The Board believed that shareholders who exercised their subscription rights in the rights offering were more likely to vote their shares on the Merger proposal.

On April 27, 2015, the Corporation announced that it had set May 6, 2015 as the record date for the rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

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

Dividend Note

The transfer of the properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, we determined that Gyrodyne would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013 we declared an additional dividend, payable on January 31, 2014 to the Corporation’s shareholders of record as of December 31, 2013. This dividend was paid in the form of non-transferrable uncertificated interests in a global subordinated dividend note due June 30, 2017 aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note carried interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and was paid in the form of additional notes.

On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

On December 15, 2014, the second semi-annual interest payment on the original Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,750 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014.

On September 15, 2014, our Board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share. The dividend was paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note on December 31, 2014 to all shareholders of record as of September 26, 2014. The terms of the note are identical to the original Dividend Note other than the face value of the note and the initial semi-annual interest payment date thereunder. The dividend was intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

On June 15, 2015, the third semi-annual interest payment on the original Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,750 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The interest due of $7,570 on the note issued on June 16, 2014 and $10,094 on the note issued December 15, 2014, as well as, the interest of $15,630 due on the Dividend Note issued December 31, 2014 was paid in cash on June 15, 2015.

Pursuant to the Plan of Merger, the dividend notes were exchanged for equity in Gyrodyne LLC, effective August 31, 2015.

Leasing Activity

New Leases and Renewals:

During 2015, the Company signed five new leases comprising annual base rent of approximately $181,000, excluding tenant reimbursements, at an average rate per square foot of $14.43, which were offset by eighteen terminations comprising $435,000 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $18.90. The net impact was a decrease in annual lease commitments and rented square footage of approximately $254,000 and 11,000 square feet, respectively. A total of thirty-two lease renewals were signed during 2015 comprising approximately 42,000 square feet, $761,000 in annual revenue and $1,788,000 in total commitments. Additionally, we entered into three expansions with existing tenants resulting in an increase of approximately 2,600 square feet, annual revenue of $50,000 and total lease commitments of $716,000.

Medical Parks – During 2015, we entered into one new lease in our medical parks encompassing approximately 2,600 square feet, $64,000 in annual rent and total lease commitments over the term of such leases of approximately $319,000. We also renewed eleven leases comprising approximately 15,000 square feet, $447,000 in annual revenues and total lease commitments of approximately $1,285,000. There were two lease expansions in the medical parks during 2015 encompassing approximately 1,900 square feet, $47,000 in annual revenues and $712,000 in total lease commitments.

Industrial Park – During 2015, we entered into four new leases in the Flowerfield industrial park encompassing approximately 10,000 square feet and $117,000 in annual revenue and total lease commitments of approximately $859,000. We also renewed twenty-one leases comprising approximately 26,000 square feet, $314,000 in annual revenue and total lease commitments of approximately $503,000. There was one expansion signed comprising approximately 600 square feet, $3,000 in annual revenue and $3,000 in total lease commitments.

Lease Terminations/Defaults - There were nine lease terminations in our medical parks comprising approximately 13,000 square feet and $304,000 in annual revenues. Additionally, our industrial park experienced nine lease terminations comprising approximately 10,000 square feet and $131,000 of annual revenue.

There was one tenant default in the medical parks comprising approximately 600 square feet and a reduction of $17,000 in annual revenue. There were two defaults in the industrial park which resulted in terminations comprising approximately 2,000 square feet and a reduction of $26,000 in annual revenue.

Retention Bonus Plan

In September 2013, the Corporation’s Board determined that it was in the best interests of the Corporation and its shareholders to pursue the actual disposition of the Corporation’s remaining assets and to complete the Corporation’s tax liquidation by means of the proposed merger of the Corporation and GSD with and into Gyrodyne, LLC, if approved and consummated. Following the proposed merger, Gyrodyne, LLC would operate with a business plan to dispose of the Contributed Properties, and any other assets, in each case in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Board authorized a Retention Bonus Plan (the “Plan”) designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Plan consists of a bonus pool funded with an amount equal to 5% of the specific appraised value of each of the Contributed Properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the Board of the Company or in consultation with its President.

Although no retention bonus payments were distributed in 2015, the Company has accrued the amount attributable under the Plan with respect to the sale of 5 Medical Drive, Port Jefferson. To achieve the highest sale value, the Company has concluded to sell the buildings in the Port Jefferson Professional Park as individual units versus a single transaction. Bonuses have been earned on the sale of 5 Medical Drive, however, the Board has decided that payment should not be made until all ten buildings are sold and the measurement of such bonuses should be based on the combined appraisal of all ten buildings versus measuring them based on the individual building appraisals. The Compensation Committee concluded that this is in the best interest of the shareholders as it avoids a potential scenario where the Company might pay bonuses for values in excess of the appraisal on some buildings and proceeds from the subsequent sale of other buildings were below the appraised values on those buildings.

The Merger

On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Taxes attributable to the taxable REIT subsidiary:

Taxes attributable to the limited partnership investment in The Grove:

As of December 31, 2013, the Company had a deferred tax liability related to The Grove of $1,315,000. During 2014, approximately $618,000 of the deferred taxes were recognized as currently payable with the balance of $697,000 recognized as a tax benefit in 2014.

Taxes attributable to the operating results of managing GSD:

The Company incurred a tax expense of approximately $85,000 resulting from approximately $210,000 of taxable income from the management of GSD.

Subsequent Events

Leasing Activity

Subsequent to December 31, 2015, the Company signed 8 new leases and lease extensions comprising approximately 10,000 square feet, $166,000 in annual revenue and $599,000 in total lease commitments. Additionally, 1 existing tenant expanded their space by approximately 905 square feet which will increase annual revenue by approximately $10,000 and lease commitments by approximately $38,000.

Subsequent to December 31, 2015, the Company has experienced 2 lease terminations comprising approximately 1,400 square feet with approximately $35,000 in annual revenue.

Real Estate Sales

Fairfax Medical Center. On February 4, 2016 the Company entered into a Purchase and Sale Agreement to sell the Fairfax Medical Center, as amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company. The material terms of the agreement provide for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the effective date that will be applied to the purchase price at closing; (ii) an evaluation period that will expire on April 11, 2016, during which time JAG shall have the right to terminate the agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG will have the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the agreement is not terminated on or prior to April 11, 2016, JAG will be obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iv) unless JAG terminates the agreement on or prior to April 11, 2016, the closing shall occur on or before May 4, 2016. The agreement also contains a master lease (2 year term for approximately 4,700 square feet) to Gyrodyne for approximately $210,000 due quarterly if certain vacancies are not re-tenanted. The Company is actively marketing the space, the success of which will directly reduce the master lease obligation. The agreement also contains additional customary covenants, conditions, representations and warranties.

Port Jefferson professional Park. The Company’s wholly-owned subsidiary GSD Port Jefferson, LLC, a New York limited liability company (“GSD Port Jefferson”), consummated the sale of the following building, subsequent to December 31, 2015, in the Port Jefferson Professional Park:

●	6 Medical Drive, Port Jefferson Station, New York, sold on January 13, 2016 for $850,000 to Six Med Realty, LLC, a New York limited liability company.

The Company also entered into Purchase and Sale Agreements to sell the following two buildings in the Port Jefferson Professional Park:

●

4 Medical Drive, Port Jefferson Station, New York, on February 10, 2016 for $900,000 to 4 Medical Drive Associates LLC, subject to an evaluation period that will expire on April 10, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $90,000 deposit. Unless so terminated, the agreement provides for a closing on or before May 25, 2016.

●

8 Medical Drive, Port Jefferson Station, New York, on March 4, 2016 for $820,000 to PMC Equities 8 LLC, subject to an evaluation period that will expire on May 4, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $82,000 deposit. Unless so terminated, the agreement provides for a closing on or before May 25, 2016.

Business Strategy

We focus our business strategy of maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter of 2015, the Corporation completed within the two year deadline the tax plan of liquidation by completing the Merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue to be done in a tax efficient manner. Our strategy going forward is to seek the opportunistic sale of our properties, albeit without the timing constraints that existed prior to the completion of the Corporation’s tax liquidation, which may include value enhancements of our Flowerfield and Cortlandt Manor properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the opportunistic sale of certain properties;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to that which preserves or improves the market value of the real estate portfolio;
●	balancing working capital and funds available for the development process with making distributions during the liquidation process.

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the values for those properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties, by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets organized by business, type of asset or otherwise, a single sale of all or substantially all of the assets, or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of the individual properties, it is not required or anticipated that any shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by Gyrodyne’s Board. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

Assuming the completion of the liquidation of Gyrodyne takes until 2018, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.5 million, prior to any future dividend distributions. Such cash would equate to future post-merger liquidating distribution of $29.31 per share based on the post merged surviving company, Gyrodyne LLC, having 1,482,680 common interests outstanding.

The aforementioned estimated distributions do not include the anticipated return on investment from the land development costs the Company estimates will be incurred during the next two years which approximates $3.15 million. The Company believes the return on the investment could be substantial, however under the applicable accounting guidance, the uncertainties that impact the achievable value which include but not limited to, re-zoning success, entitlement grants, future value of the real estate under such anticipated zone changes and entitlements and other factors do not allow the Company to disclose estimated values derived from these investments.

Pursuit of re-zoning/entitlement efforts of the Flowerfield and Cortlandt Properties

Land Development:

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the calendar year 2015, the Company incurred approximately $464,000 of land development costs, most of which were incurred during the fourth quarter. The Company estimates that it may incur approximately $3.15 million in additional charges over the next two years to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

The Company does not intend to develop the properties but rather to focus resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties. While the real estate market is dynamic and the economy is uncertain, the Company believes the return on the estimated investment of $3.15 million will serve to increase the estimated distributions versus selling the properties with their current zoning and entitlements.

Cortlandt Manor Development:

On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted its 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy is the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For the past several months the Company and its planning consultants have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD. With the Plan and the MOD now approved, we believe the funds being expended by the Company in this effort will be justified through enhancing the value of this property as we move to its eventual disposition.

Flowerfield Development:

Similar to our efforts in the Town of Cortlandt, we are working closely with engineers and consultants on market research and related feasibility studies to identify how we can maximize Flowerfield’s value through a highest and best use approach. The Company has been in discussions with the Town of Smithtown to seek out potential real estate development projects identified by the market research and feasibility studies which may not currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, re-zoning or other concessions that would allow for any such development projects currently not permitted within existing development constraints. Such changes could eventually lead to a number of different development plans ranging from single family or age restricted housing to condominiums or other forms of real estate developments in support of the needs of an expanding Stony Brook University and its affiliated medical school and hospital.

In the region surrounding Flowerfield, Stony Brook University serves as an economic engine through capital investment and growth in employment, including high paying positions in the fields of science and medicine. However, adequate housing, both on and off campus, remains a challenge. While construction is nearing completion on the University’s campus for additional dormitory rooms, our initial research indicates further supply is needed at several levels - undergraduate, graduate, physician, interns, family and visiting professors. In addition, unlike many universities around the country, Stony Brook lacks a campus-focused center around which many university-related social and professional activities are conducted. Other options might be along the lines of a continuum of care or stand-alone assisted living or nursing facilities, which we believe would be in demand given Long Island’s senior community’s increasing needs for such services. Although there can be no assurances, we believe these investments intended to enhance Flowerfield’s value will result in higher sale proceeds, similar to our expenditures intended to enhance Cortlandt Manor’s potential value.

Other

Employees – As of December 31, 2015 and 2014 we had 6 and 7 employees, respectively and incurred severance and related costs of $44,000. The severance costs are included in General and Administrative expenses in the year end December 31, 2014 financial statements.

Industry Segments - We operate primarily in one segment the management of multi-tenanted industrial and medical office buildings.

Available Information – We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website located at www.gyrodyne.com. We make available, free of charge, on or through the Investor Relations section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as prospectuses and Proxy Statements, as soon as reasonably practicable following the electronic filing of such material with the U.S. Securities and Exchange Commission (“SEC”). Also available on our website is our Audit Committee Charter and our Code of Business Conduct and Ethics governing our directors, officers and employees. In addition, our web site includes information with respect to purchases and sales of securities by our officers, directors as well as any non-GAAP financial disclosures (defined by SEC’s Regulation G) that we may make public orally, or in writing. We are not incorporating our website or any information from the website into this Form 10-K.

Our Investor Relations department can be contacted at One Flowerfield, Suite 24, St. James, New York 11780, ATTN: Investor Relations or by Telephone: 631-584-5400.

Principal Executive Offices – Our principal executive office is located at One Flowerfield, Suite 24, St James, New York 11780. Our telephone number is 631-584-5400.

Item 1A. Risk Factors

Gyrodyne’s business, financial condition and results of operations are subject to risks customary for real property owners, as well as additional risks associated with Gyrodyne’s business plan of opportunistically seeking the sale of its properties, some of which may be the subject of value enhancement efforts. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially harm the value of our properties and the magnitude of distributions to our shareholders, including causing Gyrodyne’s actual results to differ materially from those projected in any forward-looking statements. The following summary of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Gyrodyne or that Gyrodyne currently deems immaterial also may materially adversely affect us in future periods. For more information about forward-looking statements, see the section of this report entitled “Cautionary Statement Concerning Forward-Looking Information” below.

Risks incidental to real estate ownership and management

Because our business plan is to pursue the opportunistic disposition of our properties, we do not expect to make any further investments other than to enhance the values of the Flowerfield and Cortlandt Manor properties which may include acquisitions of land and/or executing land swaps. Accordingly, an investment in Gyrodyne depends upon the financial performance and the value of our current portfolio of properties, which properties are subject to the risks normally associated with the ownership and management of real properties, including:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;

•	competition from other properties;

•	fluctuations in interest rates;

•	reduced availability of financing;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;

•	the attractiveness of our properties to tenants and purchasers;

•	how well we manage our properties;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants and borrowers including their becoming insolvent and bankrupt;

•	the need to periodically renovate, repair and re-lease space and the costs thereof; and

•	increases in maintenance, insurance and operating costs.

There are risks associated with seeking to enhance the value of certain properties

Gyrodyne is currently exploring enhancements of the value of our Flowerfield and Cortlandt Manor properties by pursuing various development, redevelopment and/or zoning opportunities. The Board believes that the cost of doing so will be exceeded by the resulting increase in value in such properties. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

●	any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits, would adversely impact our property enhancement plans;

●

our analysis of site context, of demographic trends, of decisions of anchor institutions and of growth opportunities generally may not result in identifying the correct high value land uses and programmatic synergies;

●	capital improvement costs and other expenses of such enhancements may be higher than projected, potentially making the project unfeasible or unprofitable;

●	we may not have funds available or be able to obtain financing for these value-enhancement projects on favorable terms, if at all;

●	we may experience delays in the repositioning or improvement process.

For these and other reasons, we cannot assure you that we will realize growth in the value of our Flowerfield and Cortlandt Manor properties, and as a result our ability to make distributions to our shareholders could be adversely affected.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders

Our estimate of net assets in liquidation at December 31, 2015 is $43.5 million or $29.31 per common share. These estimated amounts are based on a number of estimates, assumptions and factors outside of our control. The process of disposing our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to employees, directors, former employees and a former director who were vested under the Incentive Compensation Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

●	failure to achieve favorable values for our properties in their disposition;
●	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and
●	delay or failure to settle claims.

As a result, we cannot determine with certainty the amount or timing of distributions to our shareholders or to holders of Gyrodyne, LLC shares.

If we are unable to find buyers for our properties at our expected sales prices, distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we assumed that we will be able to find buyers for all of our properties at our estimated amounts. However, we may have overestimated the sales prices that we will be able to obtain for these properties or underestimated the costs associated with such sales. If we are not able to find buyers for these properties in a reasonably timely manner or if we have overestimated the sales prices we will receive, distributions payable to holders of our common shares would be delayed or reduced. Furthermore, our estimated net assets in liquidation is based on current market conditions, but real estate market values are constantly changing and tend to fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those properties.

Distributions to shareholders may be delayed or reduced as a result of sale agreement provisions that allow purchasers to terminate agreements and/or result in purchaser defaults

As previously reported, we (through wholly-owned subsidiaries) entered into purchase and sale agreements for the sale of our Fairfax Medical Center and a building in our Port Jefferson Professional Park (in addition to two buildings in the Park that have already been sold). These purchase and sale agreements contain provisions that give the purchaser the right to terminate the agreement, for any reason or no reason, prior to the expiration of an evaluation period, and have the right to receive a refund of earnest money deposits. It is anticipated that future sales agreements will have similar provisions. The consummation of these sales and other potential sales for which we will enter into sale agreements in the future will also be subject to satisfaction of standard closing conditions. If any property sale contemplated by these or future sale agreements does not close because a purchaser exercises its termination right or defaults, or because of a failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that is as favorable as the original sale agreement. We will also incur additional costs involved in negotiating a new sale agreement for this property. These additional costs are not included in our projections. In the event that we incur these additional costs, distributions to our shareholders would be delayed or reduced.

If our transaction costs or unpaid liabilities are greater than we expect, distributions may be delayed or reduced.

After we complete the opportunistic disposition of all of our real properties, some of which may be the subject of enhancement efforts, we will apply the proceeds of such dispositions first to settle any claims against Gyrodyne and then to make liquidating distributions to holders of Gyrodyne common shares. Before making liquidating distributions on our common shares, we will need to pay or arrange for the payment of all of our transaction costs incurred in opportunistic sales of our properties, including enhancements of certain properties, and all valid claims of our creditors, including obligations under our Retention Bonus Plan. The Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against Gyrodyne or our directors, for which we would pay a premium which has not yet been determined. The Board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs incurred in opportunistic sales of our properties, including enhancements, are not yet final, so we have used estimates of these costs in calculating our estimated net assets in liquidation. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of common shares may be delayed or reduced.

We may not be able to settle all of our obligations to creditors at the amount we have estimated.

We have current and expect to incur future obligations to creditors. Any estimated distributions to shareholders would take into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations for the amount we have estimated for purposes of calculating the likely distribution to shareholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by us will reduce the amount of remaining proceeds available for distribution to shareholders.

Our shareholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate.

In the event our shareholders receive distributions from Gyrodyne, LLC and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

We may be unable to sell our interest in the Grove

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. Pursuant to the terms of the Grove’s limited partnership agreement, the consent of the managing partner is required for the sale of our limited partnership interest. If we are unable to obtain the managing partner’s consent we may have difficulty in timely selling our limited partnership interest or in selling it at all, which could reduce and/or delay our liquidating distributions.

Our properties may subject us to known and unknown liabilities.

Our existing properties may have known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results, cash flow and proceeds available for distribution. Unknown liabilities relating to acquired properties could include:

•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us or if our cash flow is otherwise less than we expect, distributions to our shareholders may be delayed or reduced.

The sales proceeds that could be generated from opportunistic dispositions of our real properties depend in large part on occupancy and rental rates, our success in renting currently available space and the existence of any significant tenant defaults that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our distributions. Disposition proceeds and related distributions will be reduced to the extent that we receive less rental income than we expect. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.

We are subject to risks associated with the financial condition of our tenants.

Our tenants may experience a downturn in their business resulting in their inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant’s lease and cause a reduction in our cash flow.  We cannot evict a tenant solely because of its filing for bankruptcy. A bankruptcy court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay the entire amount it owes us under a lease. The loss of rental payments from tenants would likely reduce proceeds from real property dispositions and distributions from such proceeds.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions.

We may experience increased operating costs, which might reduce our estimated net assets in liquidation and the sales prices received for our properties.

Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, under our leases with tenants, we pass through all or a portion of these costs to them. There can be no assurance that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the geographic markets of our properties might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish thereby reducing our estimated proceeds on disposition of real properties and limit the amount and likely delay the timing of our distributions.

Some of our potential losses may not be covered by insurance.

We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our properties at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the property and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations or other factors might not make it feasible to use insurance proceeds to replace a building after such building has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property. Substantially all of our lease properties are subject to net leases, under which the tenant is required to reimburse us for a portion, all of or substantially all of the costs and/or cost increases for insurance.

We may incur costs to comply with environmental laws.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property.  Insurance that we maintain related to potential environmental issues on our properties may not be adequate to cover all possible contingencies.

Our common shares are thinly traded and there may not be an active, liquid trading market for our common shares.

Our common shares are thinly traded and have substantially less liquidity than the average trading market for many other publicly traded companies.  Thinly traded stocks can be more volatile than stock trading in an active public market.  Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to our announcement of developments related to our plan to sell our properties opportunistically (some of which are or may be the subject of enhancement efforts), stock performance of other companies deemed to be peers, news reports of issues related to REITs or other real property owners and the real estate market and market forces generally.  Over the past several years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the real estate sector, have experienced wide price fluctuations that have not necessarily been related to operating performance.  Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance.  General market declines or market volatility in the future, especially in the real estate sector of the economy, could adversely affect the price of our common shares, and the current market price may not be indicative of future market prices.  There is no guarantee that an active trading market for our common shares will be maintained on NASDAQ, or that the volume of trading will be sufficient to allow for timely trades.  Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited.  In addition, if trading volume in our common shares is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common shares.  Therefore, our shareholders may not be able to sell their shares at the volume, prices or times that they desire.

If our common share were delisted from NASDAQ, shareholders may find it difficult to dispose of their shares.

While we are currently in compliance with NASDAQ’s shareholders’ equity requirement and minimum bid price requirement, there are no assurances that we will be able to sustain long-term compliance with NASDAQ’s stockholders’ equity requirement or minimum bid price requirement for continued listing, particularly as we reduce our overall assets through the distribution of sales proceeds to our shareholders. If we fail to maintain compliance with applicable NASDAQ listing requirements, our common shares may be delisted. If our common shares were to be delisted from NASDAQ, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading will reduce the market liquidity of our common shares. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common shares. We cannot assure you that our common shares, if delisted from The NASDAQ Stock Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We do not anticipate making distributions other than distributions from property dispositions or of liquidation proceeds.

We have not paid any dividends other than the following special dividends:

●	April 9, 2007 - A special distribution of $4.00 per share.

●	December 14, 2012 - A special dividend of $38.30 per share.

●	December 30, 2013 - We paid a $98,685,000 special dividend of which approximately $68,000,000 or $45.86 per share was in cash and the remaining $20.70 per share was in interests in GSD.

●	January 31, 2014 - We paid a $10.89 per share dividend in the form of interests in a subordinated global dividend note that was scheduled to mature on June 30, 2017.

●

December 31, 2014- We paid a $682,033 dividend (approximately $0.46 per share) in the form of interests in a subordinated global dividend note payable in kind or cash that was scheduled to mature on June 30, 2017.

We have a history of losses and could experience losses in the future. While we hope to begin the process of declaring special distributions as we execute our plan to sell our properties opportunistically, there can be no guarantee that we will have income to distribute, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

The value of our medical office parks may be affected by factors in the healthcare industry.

Approximately 127,000 square feet of our rentable space and approximately 66% of our gross revenues for 2015 is attributable to our medical office properties. The medical office properties are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

·	competition from other medical properties in our markets;

·	over-building of medical parks in our markets, which adversely affects occupancy and revenues at our properties;

·

hospitals servicing the local markets increasing their interest in employing private practitioners or increasing their real estate portfolio of medical office space for rent or real estate/medical practice related joint ventures;

·	reductions in medical reimbursements from Medicaid and Medicare which directly impact private practitioners;

·

unknown or unidentified adverse consequences from the recent federal healthcare legislation on private practitioners will adversely affect our medical properties in the form of rent rates and tenant reimbursements; and

·	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

Investment in medical parks is capital intensive.

Our medical properties require periodic capital expenditures and renovation to remain competitive. Maintaining our occupancy upon renewals or locating new tenants may require rent concessions, tenant improvements or a combination of both. Additionally, the recent federal healthcare legislation has caused some medical professionals to increase their space requirements. Our ability to relocate our tenants into more suitable space within our medical parks may be limited due to the size of the suites currently vacant and the willingness of tenants to relocate within the building.  Our ability to fund capital expenditures may be limited.

Federal health care legislation has affected medical office real estate.

The recent federal healthcare legislation has affected medical office real estate due to the direct impact on its tenant base. While the total impact is not immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in the portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

·	adverse changes in international, national, regional and local economic and market conditions;

·	changes in interest rates and in the cost and terms of debt financing;

·	absence of liquidity in credit markets which limits the availability and amount of debt financing;

·	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

·	the ongoing need for capital improvements, particularly in older structures;

·	changes in operating expenses; and

·

civil unrest, acts of God, including earthquakes, floods and other natural disasters, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

If the general economy weakens or the recovery becomes volatile, our operating performance and financial results may be harmed by declines in occupancy, average rate per square foot and tenant reimbursements.

The performance of industrial parks and the general economy have traditionally been closely linked. While medical parks traditionally have been less affected by economic downturns, the combination of the recent federal healthcare legislation and the ongoing general economic weakness have adversely affected private medical professional practitioners and demand for medical office space.  We incurred a net loss before taxes of approximately $3.7 million and $2.4 million for our 2014 fiscal year and the eight months ended August 31, 2015, respectively, of which approximately $1.8 and $1.1, respectively, relate to the strategic process.  A prolonged economic downturn and or economic volatility may produce continued losses.  A continued weak economy may adversely and materially affect our industry, business and estimated and/or actual distributions in the liquidation process.

We are subject to risks stemming from the New York State budget crisis.

Our industrial park borders Stony Brook University and the University’s leases with us represent over 8% of our overall rentable space.  The New York State budget crisis put additional pressure on Stony Brook University, part of the State University of New York system, to cut costs and there is no guarantee that it will continue to renew leases for equivalent space in the future.  Furthermore, many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University currently has one remaining lease with Gyrodyne, and there is no guarantee it will renew its remaining lease when it expires in 2019.

Geographic concentration of our properties will make our business vulnerable to economic downturns in the New York metropolitan area.

With the exception of the Fairfax Medical Center, all of our properties are located in the New York metropolitan area, specifically Northern Westchester and eastern Long Island. Economic conditions in these locations will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas.  Any resulting oversupply or reduced demand for space in the New York metropolitan area would therefore have a disproportionate negative impact on our revenues.

We are subject to risks associated with renovations and capital improvements.

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, elevators, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2015 we spent approximately $1,151,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

·	possible environmental problems;

·	construction cost overruns and delays;

·	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

·	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs associated with capital improvements on our properties could adversely affect our financial condition.

Risks associated with our investment in Callery-Judge Grove, L.P.

We own a limited partnership interest of approximately 10.12% in Callery Judge Grove, L.P., a New York limited partnership, which owned a 3,700+ acre citrus grove located in Palm Beach County, Florida. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities. We face several risks inherent in ownership of a minority interest in a limited partnership.

We account for the investment under the equity method. As of December 31, 2015, the carrying value of our investment was $0. We cannot predict what, if any, value we will ultimately realize from this investment.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. We are a limited partner in the Grove but are not a guarantor of any debt related to the Grove. Our investment is held in a subsidiary where we had a $1,315,000 deferred tax liability related to the Grove which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 which were offset by prior losses that were not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly.

On September 19, 2013, the Grove property was sold, the foreclosure lawsuit was dismissed and the Grove property was conveyed to Minto Florida Developments, LLC (“Minto”), a family-owned real estate development, construction and management company, and the Grove’s debt to Prudential was repaid. Our investment continues to be held in a subsidiary of Gyrodyne with $0 carrying value but no longer has a deferred tax liability. We recognized a $618,000 deferred tax liability and a tax benefit for the balance of the 2013 deferred taxes of $697,000. The $618,000 represents the tax effect of taxable income in the current year in excess of taxable losses in prior years not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale of the Grove property. Under the agreement with Minto, however, the Grove may receive certain additional payments if certain development benchmarks are achieved by Minto, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

We are limited in our ability to transfer our interest in the Grove; our interest can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement.  Those restrictions may at times preclude a transfer of our interest.  We may not transfer our interest without prior written notice to, and receiving consent in writing and at the sole discretion of the Grove’s managing partner.  The transferor must also provide the Grove’s managing partner on request an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Grove.  No public market for the Grove’s interests exists or is contemplated in the foreseeable future.

Since limited partners do not participate in management of the Grove’s business, we must rely on the managing partner to adequately manage the Grove’s affairs.  The managing partner of the Grove controls the Grove and is in a position to exercise sole decision-making authority regarding the Grove’s assets, including any realization or monetization of authority over any potential receivables resulting from or growing out of the aforementioned sale to Minto and including, but not limited to, the method and timing of disposition of the assets. We do not participate in the management or control of the Grove or the conduct of its business.  We have only limited voting rights with respect to the Grove’s affairs. We must rely upon the fiduciary responsibility and judgment of the managing partner of the Grove to manage the Grove’s affairs in the best interests of the limited partners.

Our investment in the Grove was held in a taxable REIT subsidiary and was subject to federal and state income tax on any taxable income from the investment.  As a limited partner in the Grove, we have minimal   influence over its management and operations.  Substantial income from the Grove, either through debt forgiveness or operations, exceeded our historical losses resulting in a tax liability in 2014.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns 68 acres located in St. James, in the Town of Smithtown on the north shore of Suffolk County, Long Island, New York. The property currently has 130,533 square feet of rental space and has 37 tenants. The Company also owns eight buildings, after the December 30, 2015 and January 13, 2016 sales, in a medical office park located in Port Jefferson Station also on the north shore of Suffolk County. The property currently has 31,329 square feet of rental space and 14 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and 17 tenants. On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical complex in Fairfax, Virginia. The property consists of 57,830 square feet and has 26 tenants.

Prior to the Merger, as of August 31, 2015, the land at all locations was carried on the Company's consolidated balance sheet at cost in the amount of $5,128,159 while the buildings and improvements are carried at a depreciated cost of $25,053,298. Additionally, the Company carried the land development costs related to the post 2005 Flowerfield age restricted residential development plan and the development at the Cortlandt Manor property on the balance sheet at cost in the amount of $2,044,392. During 2015 and 2014, land development costs incurred were approximately $464,000 and $137,000 respectively. Most of the 2015 land development costs were incurred in the fourth quarter following the Merger, after which the Company turned its attention to continuing the research of the highest and best use of the Flowerfield and Cortlandt Manor properties and the related pursuit of entitlements, all of which the Company believes will maximize the value of Flowerfield and Cortlandt Manor.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value at December 31, 2015 is estimated to be $46,950,000. This value excludes any increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 56 years at Flowerfield, 42 at Port Jefferson, 26 at Cortlandt Manor and 43 at Fairfax, Virginia. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, plumbing and elevators is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the nine buildings located in Port Jefferson Station, the rental unit sizes range from 500 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,200 to 3,943 square feet and consist primarily of medical professionals. In the two buildings located in the Fairfax Medical Center in Fairfax City, Virginia, the rental size units range from 489 to 5,934 square feet and also consist primarily of medical professionals.

The Company (and prior to the Merger, GSD) maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2015 for each of the properties:

Property	Rentable Square Feet	Percent Leased	Annual Base Rent	Annual Base Rent Per Leased SQ. FT.	Number Of Tenants	Number Of Tenants Who Occupy 10% Or More Of Rentable Sq. Ft.
Flowerfield Industrial Park	130,533	70%	$1,527,000	$16.71	37	0

Port Jefferson Professional Park	35,329	74%	$709,000	$27.27	14	2

Cortlandt Medical Center*	33,871	96%	$799,000	$24.50	17	2

Fairfax Medical Center	57,830	88%	$1,425,000	$28.05	26	1

All Locations	257,563	78%	$4,459,000	$22.21	94	0

*Includes additional building purchased in 2010

The following table sets forth scheduled lease expirations on the properties as of December 31, 2015:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2016	43	60,000	$1,324,000	31.08%
2017	14	20,000	494,000	11.60%
2018	8	18,000	416,000	9.77%
2019	7	30,000	613,000	14.38%
2020	5	10,000	268,000	6.29%
Thereafter	19	45,000	1,145,000	26.88%

The properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax City, Virginia. Several years ago the Company filed an application for a zoning change from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential on approximately 62.4 acres in St. James, New York. The Town of Smithtown has not acted on the requests and the Company is not actively pursuing the application. The Company has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application for planned residential.

Item 3. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its Board (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The complaint alleges, among other things that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Proxy Statement/Prospectus.

On July 20, 2015, the plaintiff filed a supplemental complaint with the Court.   The claims, relief sought, and Defendants named in the supplemental complaint remained the same.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be affected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  The Settlement further provides that plaintiff may apply to the Court for an award of attorneys' fees and expenses not to exceed $650,000 in the aggregate.  A hearing before the Court to address the parties' application for approval of the Settlement has been scheduled for April 8, 2016.

Gyrodyne Company of America, Inc. v. The State of New York

In July 2012, Gyrodyne received $167,530,657 from the State of New York (the "State") in payment of the judgments in Gyrodyne’s favor in Gyrodyne's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 proceeds"), $1,474,940.67 for Gyrodyne’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment Gyrodyne was notified by the State of a $29,000 overpayment, which Gyrodyne returned, due to an error in the interest calculation by the State of New York.

The $167,530,657 million payment concluded Gyrodyne’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid Gyrodyne $26,315,000 for the Property in March 2006, which Gyrodyne elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in Gyrodyne’s favor in June 2010 when it awarded Gyrodyne $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

Gyrodyne recorded income of $167,425,729 including interest through June 30, 2012 in the quarter then ended and recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012. Following notification from the State, Gyrodyne returned $29,000 due to an error in the original interest calculation and remittance which was prepared by New York State.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company's common shares (symbol: "GYRO") are traded in the NASDAQ Capital Market. Since June 10, 1948, the NASDAQ Capital Market has been the principal market in which the Company’s stock (and prior to the Merger, the Corporation’s common stock) has been publicly traded. Set forth below are the high and low sales prices for the Company’s common shares (and prior to the Merger, the Corporation’s common stock) for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2014	Low	High
March 31, 2014	$6.00	$12.75
June 30, 2014	$4.97	$6.13
September 30, 2014	$4.62	$5.58
December 31, 2014	$3.95	$5.27

Quarter Ended Fiscal 2015	Low	High
March 31, 2015	$3.80	$4.20
June 30, 2015	$2.80	$4.95
September 30, 2015	$2.77	$33.76
December 31, 2015	$25.02	$28.26

The foregoing stock price information should be considered in the context of the Merger that was consummated on August 31, 2015. Prior to such date during the relevant period, the Corporation did not own the properties; on and following such date, the Company acquired ownership of the properties in the Merger as a matter of law. The Company believes the significant improvement in the quarterly high and low share price reflective in the September and December 2015 quarter end is a direct result of the merger of the Corporation and GSD with and into the Company along with the note holders exchanging their interest for equity in Gyrodyne LLC. NASDAQ admitted the Company’s common shares for listing in August 2015, and the common shares began trading on the NASDAQ Capital Market under the symbol “GYRO” beginning September 1, 2015. Prior to the Merger, GYRO was the trading symbol for shares of common stock of the Corporation.

The Merger:

On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

Approximate number of equity security holders, including shares held in street name by brokers.

Title of Class	Number of Holders of Record as of March 21, 2016
Common shares of limited liability interests	2,147

There were no dividends declared during 2015.

There was a special non-cash 2014 dividend declared on the Corporation’s Common Stock during the year ended December 31, 2014 of $682,033 or $0.46 per share payable in the form of a subordinated global dividend note.

There were special cash and non-cash dividends declared on the Corporation’s Common Stock during the year ended December 31, 2013 of $45.86 per share and $31.59 of which $10.89 was paid in the form of interests in a subordinated global dividend note on January 31, 2014, respectively.

Non-cash Dividends

Interests in GSD. In the First Special Dividend, shareholders of record as of November 1, 2013 received $68,000,000, or $45.86 per share, in cash, and 100% of the outstanding common membership interests in GSD, which interests, collectively, represented a 100% economic interest in Gyrodyne’s four real properties: Flowerfield, Port Jefferson, Cortlandt Manor and Fairfax. Prior to, and immediately after the distribution date, these properties, with the exception of Flowerfield, remained subject to an aggregate of approximately $13,800,000 in mortgage debt payable to a subsidiary of Gyrodyne. Each of Flowerfield, Port Jefferson, Cortlandt and Fairfax was held in a single asset limited liability company subject to its respective mortgage, if any, with no provisions for cross collateralization or guarantees by its then parent, GSD. Gyrodyne retained a non-economic interest in GSD and was its managing member. The GSD common membership interests were not transferable except in extremely limited circumstances.

Dividend note. The transfer of the properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, we determined that Gyrodyne would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013 we declared an additional dividend ( the Second Special Dividend), payable on January 31, 2014 to the Company’s shareholders of record as of December 31, 2013. The Dividend Note of $16,150,000 ($10.89 per share) in principal, carried interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, that was payable in cash or in the form of additional notes. The note was scheduled to mature on June 30, 2017.

On September 15, 2014, the Corporation’s Board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of common stock. The dividend was paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014, that otherwise was identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder, to all shareholders of record as of September 26, 2014. The dividend was intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

Future dividend declarations are at the discretion of the Board and will depend on our actual cash flow, proceeds generated from opportunistic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant. The actual cash flow available to pay dividends will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors. However, the Corporation had adopted an Incentive Compensation Plan (the “ICP”) that mirrored in many respects an equity plan except that it did not issue shares of registered or unregistered stock or stock equivalents, and did not confer on its participants the rights that equity holders have. Benefits under the ICP were realized upon either a change-in-control (as defined in the ICP) of the corporation, or upon the issuance by Gyrodyne of an excess dividend (as defined in the ICP) following certain asset sales. Pursuant to the ICP, following the $98,685,000 special dividend on December 30, 2013, the Corporation recorded an expense for distributions payable to each member of the Corporation’s board and a former director, the former CEO, and certain employees and former employees of $2,850,199, $933,251, and $1,261,150, respectively, all of which were paid.

The ICP provided that, in the case of an excess dividend, the ICP payments triggered by the excess dividend may not exceed the hypothetical ICP payments that would have been made had there instead been a change in control transaction consummated on the dividend payment date (the “ICP Limitation”). But for the ICP Limitation, the ICP payment resulting from the $98,685,000 special dividend would have been approximately $7,321,600. The ICP Limitation, however, necessitated a calculation of the ICP payment that would have been made had there been a change in control transaction consummated on the dividend payment date. ICP payments from a change in control transaction are calculated generally by multiplying (i) closing date fair market value minus base date fair market value (for most participants, $15.39) by (ii) the number of ICP units (110,000). The ICP does not state how closing date fair market value is to be calculated for purposes of the ICP Limitation. By resolution adopted on December 27, 2013, however, the Corporation’s board made a good faith determination that closing date fair market value for purposes of calculating the ICP Limitation in connection with the special dividend should be the closing price of Gyrodyne stock on the dividend payment date of December 30, which turned out to be $63.37. Accordingly, the ICP payment that would have been made had there been a change in control transaction on the dividend payment date is equal to $5,277,800 (($63.37 - $15.39) x 110,000 = $5,277,800).

In another resolution adopted on December 27, 2013, the Corporation’s board determined that ICP participants should only receive payments in cash as and when the shareholders receive cash. Since the shareholders received only $68,000,000 or $45.86 per share of the dividend in cash, the portion of the ICP payment paid to participants in cash following the special dividend was calculated only on the basis of such cash portion of the dividend ($45.86 x 110,000 = $5,044,600). The balance of the ICP payment associated with the special dividend is to be paid as cash is paid on the non-cash portion of the special dividend, i.e., as cash is paid on the GSD interests. But for the ICP Limitation, there would be an additional $2,277,000 payable under the ICP in connection with the special dividend ($7,321,600 - $5,044,600 = $2,277,000). Because of the ICP Limitation, however, the limit on further ICP payments that may be made is only $233,200 ($5,277,800 - $5,044,600).

Upon payment in full of the $233,200 balance of the ICP payments described above, no further payments will be made to participants under the ICP.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is a participant in the ICP. There was no ICP expense in 2014 or 2015.

Sale of Unregistered Securities.

None.

Equity Compensation Plan Information.

As of December 31, 2015, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

        None.

Item 6. Selected Financial Data (2014 and 2013 does not reflect pro-forma data exchanging notes for equity)

	Eight Months Ended August 31,2015	2014	2013	2012	2011
Statement of Operations Data	GOING CONCERN BASIS
Revenues	$1,825,436	$2,798,528	$2,996,142	$2,975,193	$3,212,564
Net (loss)income from continuing operations	(2,908,838)	(3,713,721)	47,187,267	99,033,337	(1,384,803)
Net income(loss) from discontinued operations	407,136	608,355	(1,132,062)	14,916	260,138
Condemnation (costs)/income	-	-	(2,360)	167,370,518	(333,308)
Mortgage interest expense	-	-	5,748	965,506	1,193,875
Net (loss) income	(2,501,702)	(3,105,366)	46,055,205	99,048,253	(1,124,665)
Other Data
Cash flows (used in) provided by:
operating activities	(2,293,958)	(5,470,298)	(8,105,339)	161,712,775	(477,273)
investing activities	127,793	(3,550,192)	(1,437)	(5,010,995)	(905,834)
financing activities	5,606,190	-	(73,009,119)	(72,913,052)	9,617,579
Net (decrease) increase in cash and cash equivalents	3,440,025	(9,020,490)	(81,115,895)	83,788,728	8,234,472
Medical property
Rentable square footage	127,030	130,910	130,910	131,125	131,113
Occupancy Rate	86%	88%	83%	78%	88%
Industrial property
Rentable square footage	130,533	130,426	130,426	128,586	128,141
Occupancy	70%	70%	84%	85%	83%
Cash dividend declared per share	$-	$-	$45.86	$38.30	$-
Per share Data:
Net loss from continuing operations	(1.96)	(2.50)	31.82	66.79	(1.03)
Net income from discontinued operations	0.27	0.41	(0.76)	0.01	0.19
Net income (loss) per common share– basic and diluted	(1.69)	(2.09)	31.06	66.80	(0.84)
Estimated liquidating distributions (1)	29.31	N/A	N/A	N/A	N/A
Basic and diluted weighted average common shares outstanding	1,482,680	1,482,680	1,482,680	1,482,680	1,340,706

Balance sheet Data (1)	2015	2014	2013	2012	2011
Total assets (2)	58,334,819	43,876,364	50,981,788	135,518,999	47,806,589
Cash distributions paid	-	-	67,995,704	56,786,652	-
Total equity	N/A	23,457,611	27,997,481	64,768,002	23,987,798
Net assets in liquidation	43,455,577	N/A	N/A	N/A	N/A

(1)	Amounts at December 31, 2015 were on the liquidation basis of accounting.
(2)	Included in total assets as of December 31, 2015, was the real estate estimated liquidating value of $46,950,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives. These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to the orderly, opportunistic sale and liquidation of the remaining assets, including certain enhancement efforts related thereto, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties opportunistically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne LLC, the succeeding company of the merger of Gyrodyne Company of America, Inc., and Gyrodyne Special Distribution, LLC with and into the Company. We operate as a fully integrated, self-administered and self-managed real estate company (prior to the Merger, a Real Estate Investment Trust (“REIT”)) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are generally located in markets with well-established reputations, including Suffolk and Westchester counties in New York and Fairfax, Virginia in the metro-Washington D.C area.

As of December 31, 2015, the consolidated portfolio consisted of four developed properties, consisting of 21 buildings with an aggregate of 257,563 rentable square feet. The Company also owns undeveloped land parcels adjacent to existing properties for which development plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on transacting in, developing, owning, leasing and managing the properties, all of which is focused on maximizing value achievable in the business liquidation process. As of December 31, 2015, our operating portfolio was 78% leased to 94 tenants. As of December 31, 2014, our operating portfolio was 79% leased to 101 tenants. The year over year decrease in the gross portfolio occupancy percentage was primarily the result of terminations at the Virginia Healthcare Center.

During 2015, the Company shifted its focus on the Port Jefferson Professional Park from selling the 10 buildings as a group to selling individual buildings. The Company believes selling the buildings individually versus as a group will garner significantly higher proceeds for the property than as a whole. Furthermore, in many cases the buildings have a higher value with long term leases as opposed to vacant or with short-term leases. As a result, we are focusing our activity on long-term leases and sales in Port Jefferson.

Our leasing strategy for 2016 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2016 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2015. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2016	43	60,000	$1,324,000	31.08%
2017	14	20,000	494,,000	11.60%
2018	8	18,000	416,000	9.77%
2019	7	30,000	613,000	14.38%
2020	5	10,000	268,000	6.29%
Thereafter	19	45,000	1,145,000	26.88%

The success of our leasing strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of suburban New York, northern Virginia and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We actively manage the renewal process in conjunction with third party asset management firms. Historically, this has resulted in a very low turnover rate with our tenants. However, industrial properties and medical properties in most of the regions we operate have experienced negative absorption rates meaning that additional space for rent or sale exceeds space sold or leased over the same period. The negative absorption rate is an indicator of the challenges in maintaining or growing average occupancy, rental rates and addressing the demands for tenant incentives and concessions. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2015, the Company provided approximately $134,000 in tenant incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $47,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2015, the Company incurred approximately $103,000 in leasing fees and commissions in exchange for revenue commitments of approximately $2,764,000 with leases ranging from 1 year to 20 years. The leasing fees reflect a renewal cost rate of 3.7% of the related revenue commitments. The Company often renews leases without external brokers or other third party costs which during 2015 resulted in an additional $900,000 in lease commitments. As a result, the total lease commitments signed during 2015 was $3.7 million. The Company has approximately 31% of its annual leasing revenue up for renewal in 2016, which compares unfavorably to 19% of leases up for renewal in 2015. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements and require complex judgment in their application or require estimates about matters that are inherently uncertain.

Liquidation Basis of Accounting - The consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective with the Merger, the Company adopted the liquidation basis of accounting, as of September 1, 2015. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30.

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, inclusive of land development costs, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation, inclusive of land development costs.  The actual values and costs associated with carrying out the Plan of Liquidation, inclusive of land development costs are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, inclusive of land development costs, which is currently anticipated to be completed during 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to holders of our common shares and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne LLC and all majority-owned subsidiaries.

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE").

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method as of August 31, 2015 and December 31, 2014.

Results of Operations and Changes in Financial Condition

Following the Merger, the Company adopted the liquidation basis of accounting effective September 1, 2015. As a result, any costs incurred and income received since then will be included in the consolidated statements of changes in net assets in liquidation. During the period from September 1, 2015 through December 31, 2015, the net assets in liquidation decreased by $2,864,271 to $43,455,577. The main factor contributing to this decrease is approximately $2.96 million in additional projected land development costs associated with planned enhancement efforts relating to the Flowerfield and Cortlandt Manor properties, which are expected to be incurred during 2016 and 2017. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.

The below disclosures are an excerpt and part of the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2014, all of which remained applicable to the Company for the period prior to the Merger.

Variable Interest Entities

Prior to the Merger, the Corporation believed that GSD was a Variable Interest Entity (“VIE”).  The financial statements of a VIE should be consolidated with another company if the other company concludes that it is the primary beneficiary of the VIE.  In determining the primary beneficiary of a VIE, a company analyzes whether it shares in the financial risk of loss as well as the ability to participate in the financial success of the entity.  The Corporation concluded that it was the primary beneficiary of GSD and therefore GSD’s financial statements were consolidated with those of the Corporation.

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements (years)	5	-	39
Machinery & equipment (years)	3	-	20

Our estimates of useful lives have a direct impact on our net income. If expected useful lives of our investments in real estate were shortened, we would likewise depreciate the assets over a shorter time period, resulting in an increase to depreciation expense and a corresponding decrease to net income on an annual basis.

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses.

Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

Revenue recognition – Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company’s balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Tenant reimbursements to the Company for expenses where the Company negotiates, manages, contracts and pays the expense on behalf of the tenant are recognized as revenue when they become estimable and collectible. Ancillary and other property related income is recognized in the period earned. The only exception to the straight line basis is for tenants at risk of default. Revenue from tenants where collectability is in question is recognized on a cash basis when the rent is received.

Allowance for doubtful accounts – Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Assets and Liabilities Measured at Fair-Value – Fair Value Measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The accounting guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Impairment of Real Estate Investments- The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000, on real estate assets classified in continuing operations. At that time, the Company explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park were below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value.

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the GSD sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Assets Held For Sale and Discontinued Operations- Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

For the period beginning with the end of the second quarter and ending late in the fourth quarter, the Company met the requirements to report assets held for sale and discontinued operations. However, effective at the end of the fourth quarter, the Company no longer meets the requirements to reflect assets held for sale and reclassified them to continuing operations, accordingly, effective December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Corporation entered into a stipulation with the plaintiff in the class action lawsuit against the Corporation (See Item 3, “Legal Proceedings”), subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that related to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Medical Center and the Fairfax Medical Center were again reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

In the third quarter of 2015, the Company determined to seek to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The Company believes the POA will enable the Company to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through sales of individual buildings as opposed to selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September. Therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations. In late 2015, the Company was informed that the POA was approved. See “Assets and Liabilities held for sale and Discontinued Operations”.

Newly Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Discussion of the Statement of Net Assets

The Merger was effective as of August 31, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne is completed during 2018, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.5 million, prior to any future dividend distributions.

 The cash balance at the end of the liquidation period, before adjustments for any future dividend distributions, is based on the December 31, 2015 combined cash balance and marketable securities of $10.9 million and then adjusted for estimated cash receipts for the operation of the properties net of all rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, all general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, directors and officer’s insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2015 (dollars are in millions).

December 31, 2015 cash and investment balance	$10.9 (i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.6) (ii)
Free cash flow from rental operations	2.2 (iii)
General and administrative expenses including final liquidation and dissolution	(6.4) (iv)
Land development costs to determine highest and best use	(3.1) (v)
Other	(0.3)
Gross real estate proceeds	47.0
Selling costs on real estate	(2.8)
Retention bonus plan for directors	(1.3)
Retention bonus plan for officers and employees	(0.7)
Legacy incentive compensation plan	(0.2)
Severance	(0.7)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net Assets in Liquidation as of December 31, 2015	$43.5 (vi)

(i)	As of December 31, 2015 the Company has a cash and cash equivalent balance of $5.9 and investments in marketable securities of $5.0, which result in a combined balance of $10.9.

(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.6).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $2.2.

(iv)

The General and Administrative expenses are estimated to be $6.4. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.15 million in charges over the next two years to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

(vi)	The net assets in liquidation at December 31, 2015 would result in liquidating distributions of approximately $29.31 per Common Share ($43.5 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, which result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Statement of Changes in Net Assets contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value. In addition and separately stated are the changes in the statement of Net Assets for the period September 1, 2015 through December 31, 2015. All of which is discussed below:

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

	$14,380,785
Deferred Rent Receivable
Under US GAAP deferred rent has no fair value	$(399,015)
Prepaid Expenses and Other Assets
Under US GAAP deferred leasing costs have no net realizable value	$(428,180)
Estimated liquidation and operating costs net of receipts
The estimated final liquidation costs are based on a multi-year financial model incorporating the operating results and liquidation and dissolution costs through 2018, the estimated date of completing the business liquidation and dissolution of the Company. Methodologies on the income approach include forecasting income based on lease expiration dates, annual contracted rent escalations, renewal assumptions and the timing on the sale of properties.	$(13,463,448)
Changes in net assets in liquidation from September 1 through December 31, 2015:
Change in market value of securities	$(33,218)
Change in pension deficit	$(104,774)
Remeasurement of assets and liabilities in liquidation	$(4,986,279	)(a)
Change in liquidation value of real estate	$2,260,000

(a)The remeasurement of the assets and liabilities in liquidation of $4,986,279 are mainly driven by an increase in the estimated land development costs of $2.96 million to pursue the re-zoning/entitlement efforts which are further discussed in footnote (v) of the discussion of the Statement of Net Assets in the MD&A as well as under “land development”. Furthermore, the company changed the timeline necessary to complete the research and related rezoning/entitlement efforts from the end of the 2016 to 2018 while simultaneously selling some of its assets earlier than expected. As a result, while the company has and expects to continue to substantially reduce the rental expenses as assets are sold, the loss in the free cash flow from these properties to fund its operations and land development efforts through 2018, the revised estimated date of dissolution has resulted in the majority of the remaining $2.0 million change in liabilities in excess of receipts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue our plan to sell our properties opportunistically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our statement of net assets in liquidation through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

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

Cash raised by the Rights offering:

On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to its existing shareholders to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the Merger, as well as raise equity capital in a timely and cost-effective manner while providing all of its shareholders the opportunity to participate in an offering of the Corporation’s shares on a pro rata basis without diluting their ownership interest in the Corporation. The Board believed that shareholders who exercise their subscription rights in the rights offering would be more likely to vote their shares on the Merger proposal.

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

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at a subscription price of $2.75 per share and subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

On June 17, 2015, the Corporation closed the rights offering and on June 22, 2015, the Corporation announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issued in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each over-subscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,606,190 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $509,865).

As of December 31, 2015, the Company had cash and cash equivalents totaling approximately $5.9 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $5.0 million. The Company anticipates that the combination of its current cash balance and cash flow from its operations will be adequate to fund Plan of Liquidation and dissolution over the next twelve months. The merger completed the tax Plan of Liquidation, thereby simultaneously mitigating potential information reporting penalties by avoiding any failure to achieve a tax liquidation in the 2 year period ending September 2015. The Company has approximately $10.9 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of our properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $46.95 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $43.5 million.

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

Net cash used in operating activities was $(2,293,958) during the eight months ended August 31, 2015. The net cash used in operating activities for twelve months ended December 31, 2014 was $(5,470,298). The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating, general and administrative expenses and strategic alternative expenses. The cash used in the current eight month period was primarily attributable to the payment of deferred taxes of $692,500, pension contributions $193,500 and strategic costs of $1,127,957. We are anticipating approximately $1.2 million to settle the remaining obligations of the pension plan. The cash used in the prior period was primarily related to the payment of $2,850,199 incentive compensation payments to the Board and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash provided by (used in) investing activities was $127,793 and $(3,550,192) during the eight months ended August 31, 2015 and twelve months ended December 31, 2014, respectively. Cash provided by investing activities in the current period was primarily related to the receipt of principal repayments of $623,390 on the investment made in 2012 and 2014 partially offset by capital improvements to its real estate portfolio of $412,550 supplemented by land development costs of $83,047. The cash used in investing activities in the prior period was primarily the additional investments in mortgage backed securities totaling $3,138,943 less principal payments received on total investments of $653,593. Additional investments were comprised of $927,344 in capital improvements to its real estate portfolio supplemented by land development costs of $137,498.

The cash provided by financing activities in the current period of $5,606,190 reflects the net proceeds from the rights offering which closed on June 17, 2015. There was no cash provided by or used in financing activities in the prior period.

Acquisitions:

In March 2016, the Company acquired a four acre undeveloped lot for $150,000 which the Company believes is synergistic to maximizing the value on one of its properties.

Dispositions:

Real Estate Sales:

Fairfax Medical Center

On February 4, 2016 the Company entered into a Purchase and Sale Agreement to sell the Fairfax Medical Center, as amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company. The material terms of the agreement provide for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the effective date that will be applied to the purchase price at closing; (ii) an evaluation period that will expire on April 11, 2016, during which time JAG shall have the right to terminate the agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG will have the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the agreement is not terminated on or prior to April 11, 2016, JAG will be obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iv) unless JAG terminates the agreement on or prior to April 11, 2016, the closing shall occur on or before May 4, 2016. The agreement also contains a master lease (2 year term for approximately 4,700 square feet) to Gyrodyne for approximately $210,000 due quarterly if certain vacancies are not re-tenanted. The Company is actively marketing the space, the success of which will directly reduce the master lease obligation. The agreement also contains additional customary covenants, conditions, representations and warranties.

Port Jefferson professional Park

The Company entered into contract and or sold the following buildings in the Port Jefferson Professional Park:

Description	Square Footage	Sale Price	Status
5 Medical Drive	4,000	$760,000	Sold on 12/30/15
6 Medical Drive	4,000	$850,000	Sold on 1/13/16
4 Medical Drive	4,000	$900,000	Contract signed 2/10/16*
8 Medical Drive	4,000	$820,000	Contract signed 3/4/16*

  *Expects to close during the second quarter of 2016

In summary, while we have not released or disclosed the appraised values of our individual real estate holdings, with over $1.6 million in closed transactions and another $16 million in contract, each sale or contract has been in excess of such values.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows. The Company experienced a reduction in lease commitments to $16.0 million at December 31, 2015 compared to $16.6 million at December 31, 2014. The reduction was mainly due to a limited number of new leases during 2015, which was partially due to the Company’s shift in focus on the Port Jefferson Professional Park from selling the 10 buildings as a group to selling individual buildings. The Company believes selling the buildings individually versus as a group will garner significantly higher proceeds for the property than as a whole. Furthermore, in many cases the buildings have a higher value with long term leases as opposed to vacant or with short term leases. As a result, we are focusing our activity on long term leases and sales in Port Jefferson. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

Limited Partnership Investment

The Company has an interest in the Grove, which initially represented a 20% limited partnership interest. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which remains subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, in which the Company chose not to participate, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and was subsequently diluted to 9.32% as of December 31, 2013. During 2014, certain partners voluntarily forfeited their limited partnership interest back to the partnership, resulting in an increase in Gyrodyne’s partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held with $0 value. Prior to the Merger, the Grove was held in a taxable REIT subsidiary of the Corporation. Furthermore, the Corporation had a $1,315,000 deferred tax liability as of December 31, 2013, related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Mainly as a result of the sale, the Corporation recognized a tax gain that triggered approximately $618,000 of deferred taxes that was paid in the second quarter of 2015. The remaining deferred taxes of approximately $697,000 were recognized as a tax benefit in 2014. The Corporation did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any distributions by Grove.

The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake. In late October 2014, Westlake was approved by the Palm Beach County Commission to develop 4,546 homes, 2.1 million square feet of commercial development, a 3,000-student university and a 150-unit hotel. Minto Group announced on February 18, 2016 that groundbreaking for Westlake could take place in as early as 90 days and that residential sales were expected to begin in early 2017.

Pursuant to the original sale agreement for the Grove Property and given the status of development and sales, Gyrodyne does not expect distributions, if any, until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on The Grove’s receipts from Westlake and the liabilities and expenses of the Grove that must be settled prior to any distributions to Gyrodyne.

 Land Development

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the calendar year 2015, the Company incurred approximately $464,000 of land development costs, most of which were incurred during the fourth quarter. The Company estimates that it may incur approximately $3.15 million in additional charges over the next two years to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

The Company does not intend to develop the properties but rather to focus resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties. While the real estate market is dynamic and the economy is uncertain, the Company believes the return on the estimated investment of $3.15 million will serve to increase the estimated distributions versus selling the properties with their current zoning and entitlements.

Cortlandt Manor Development:

On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted its 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy is the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For the past several months the Company and its planning consultants have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD. With the Plan and the MOD now approved, we believe the funds being expended by the Company in this effort will be justified through enhancing the value of this property as we move to its eventual disposition.

Flowerfield Development:

Similar to our efforts in the Town of Cortlandt, we are working closely with engineers and consultants on market research and related feasibility studies to identify how we can maximize Flowerfield’s value through a highest and best use approach. The Company has been in discussions with the Town of Smithtown to seek out potential real estate development projects identified by the market research and feasibility studies which may not currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, re-zoning or other concessions that would allow for any such development projects currently not permitted within existing development constraints. Such changes could eventually lead to a number of different development plans ranging from single family or age restricted housing to condominiums or other forms of real estate developments in support of the needs of an expanding Stony Brook University and its affiliated medical school and hospital.

In the region surrounding Flowerfield, Stony Brook University serves as an economic engine through capital investment and growth in employment, including high paying positions in the fields of science and medicine. However, adequate housing, both on and off campus, remains a challenge. While construction is nearing completion on the University’s campus for additional dormitory rooms, our initial research indicates further supply is needed at several levels - undergraduate, graduate, physician, interns, family and visiting professors. In addition, unlike many universities around the country, Stony Brook lacks a campus-focused center around which many university-related social and professional activities are conducted. Other options might be along the lines of a continuum of care or stand-alone assisted living or nursing facilities, which we believe would be in demand given Long Island’s senior community’s increasing needs for such services. Although there can be no assurances, we believe these investments intended to enhance Flowerfield’s value will result in higher sale proceeds, similar to our expenditures intended to enhance Cortlandt Manor’s potential value.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm
(2)	Consolidated Statement of Net Assets as of December 31, 2015 (liquidation basis) and Consolidated Balance Sheet as of December 31, 2014 (going concern basis)
(3)	Consolidated Statement of Changes in Net Assets for the period from September 1, 2015 through December 31, 2015 (liquidation basis)
(4)	Consolidated Statements of Operations for the eight months ended August 31, 2015 and the twelve months ended December 31, 2014 (going concern basis)
(5)	Consolidated Statements of Comprehensive (Loss) Income for the eight months ended August 31, 2015 and the year ended December 31, 2014 (going concern basis)
(6)	Consolidated Statement of Stockholders’ Equity for the eight months ended August 31, 2015 and the year ended December 31, 2014 (going concern basis)
(7)	Consolidated Statements of Cash Flows for the eight months ended August 31, 2015 and the year ended December 31, 2014 (going concern basis)
(8)	Notes to Consolidated Financial Statements
(9)	Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

At the time of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 23, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the periods covered by the respective quarterly report. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosures.

Specifically, we did not design appropriate controls over the accounting for complex transactions. The consolidated financial statements for the quarter ended September 30, 2015 were prepared on the liquidation basis of accounting. The Audit Committee objected to this method of accounting even though it had been communicated to them over a two year period. This resulted in a material weakness in internal controls over financial reporting as it relates to the proper accounting for a complex transaction. The Audit Committee ultimately agreed with management and approved the filing.

Management determined that the Company’s consolidated financial statements included in the original filings did not contain a material misstatement and can still be relied upon.

The Company's management carried out remediation procedures and has taken specific actions to address such material weakness. The enhancements to the design and operation of the controls include the following:

●	Enhanced communication of significant accounting issues with the Audit Committee prior to the preparation of the consolidated financial statements for the year ended December 31, 2015.

Based upon that evaluation and the enhancement in controls, management has concluded that, at December 31, 2015, it had effectively remediated its material weakness.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company enhanced communication of significant accounting issues with the Audit Committee prior to the preparation of the consolidated financial statements for the year ended December 31, 2015. There were no other changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2015.

The COSO methodology used in determining effective control over Financial Reporting follows the concepts in the 2013 Internal Control – Integrated Framework. The guidance demonstrates the applicability of those concepts to help smaller public companies design and implement internal controls to support the achievement of financial reporting objectives. It highlights 5 integrated components (control environment, risk assessment, control activities, information and communication and monitoring activities) and 17 key principles of the 2013 framework, providing a principles-based approach to internal control.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. As such, this Annual Report does not include an attestation report of the Company’s public accounting firm regarding internal control over financial reporting.

The Company enhanced communication of significant accounting issues with the Audit Committee prior to the preparation of the consolidated financial statements for the year ended December 31, 2015. There were no other changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)	The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2016 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Frederick C. Braun III	74	---	---	---
President and CEO

Gary J. Fitlin	50	---	---	---
CFO and Treasurer of the Company and former interim CEO and President

Paul L. Lamb	70	2015	1997	2016
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	62	2015	2004	2018
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	53	2015	2003	2018
Senior Vice President and U.S. General Counsel, National Grid
Director of the Company

Philip F. Palmedo	81	2015	1996	2017
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	56	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company
the Company

Nader G.M. Salour	57	2015	2006	2017
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	61	2015	2002	2016
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)	Business Experience

Frederick C. Braun III, 74, joined Gyrodyne in February 2013 as its Chief Executive Officer. Mr. Braun was employed in the commercial banking industry from 1963 to 2009 and served as Executive Vice President of the State Bank of Long Island, a subsidiary of State Bancorp, Inc. from 2000 to 2009. State Bancorp was acquired by Valley National Bancorp effective January 1, 2012. Mr. Braun is currently the uncompensated Chairman of the Town of Brookhaven Industrial Development Agency, a public benefit corporation of the State of New York that assists in the acquisition, construction, reconstruction and equipping of commercial and industrial facilities, and he has served in such capacity for approximately 35 years. Mr. Braun is also a board member of the New York State Economic Development Council. Mr. Braun is a member of the board of Brookhaven Memorial Hospital Medical Center since 1980 and served as its Chairman from 1993 to 1996. Mr. Braun is also the past Chairman of the Long Island Health Network, an integrated joint venture of ten Long Island Hospitals. Mr. Braun earned a BS in Finance from Lehigh University.

Gary J. Fitlin, age 50, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August, 2012,and while the Company conducted a formal search for a permanent President and Chief Executive Officer. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 70, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 62, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 24 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 36 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 53, was appointed to the Board in June 2003. Mr. Macklin currently serves as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 81, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 56, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 57, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 61, was appointed to the Board in November 2002. Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring last year. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2015 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2015 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2015.

(d)     Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and NASDAQ rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 24 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

(e)     Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer. It is available on the Company’s website at www.gyrodyne.com and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our Code of Ethics by posting such information on our website within four business days of such amendment or waiver.

Item 11. Executive Compensation.

(a)     Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Frederick C. Braun III	2015	250,000	-	-	-	-	-	-	250,000
President and CEO	2014	250,000	-	-	-	-	-	-	250,000

Peter Pitsiokos	2015	200,000	-	-	-	-	-	-	200,000
COO and Secretary	2014	194,340	-	-	-	-	-	-	194,340

Gary Fitlin	2015	250,000	25,000(A)	-	-	-	-	-	275,000
CFO and Treasurer	2014	250,000	-	-	-	-	-	-	250,000

(A) Consists of 2014 performance bonus declared and paid in April 2015 to Mr. Fitlin for $25,000.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)     Employment Agreements

On May 17, 2013, the “Company entered into new employment agreements with Frederick C. Braun III and Gary J. Fitlin (the “Employment Agreements”) dated May 15, 2013 and effective April 1, 2013, respectively, pursuant to which Messrs. Braun and Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer, respectively. The Employment Agreements provide for substantially identical compensation and severance provisions. Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a base salary at the rate of $250,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. Additionally, Messrs. Braun and Fitlin are entitled to a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On May 8, 2014, Gyrodyne entered into a new employment agreement with Peter Pitsiokos effective May 15, 2014, pursuant to which Mr. Pitsiokos continues to serve as Executive Vice-President, Chief Operating Officer, Chief Compliance Officer and Secretary. Pursuant to the agreement, Mr. Pitsiokos earns a base salary at the rate of $200,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. There is no required minimum period of employment, and either Gyrodyne or Mr. Pitsiokos may terminate at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination.

(b)     Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2015, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)     Severance and Change-in-Control Benefits

Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in-control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice.

Pursuant to the employment agreement with Mr. Pitsiokos, Mr. Pitsiokos may be terminated at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination.

(d)     Incentive Compensation Plan

The Company does not have an equity compensation plan for its employees, officers or directors. However, the Corporation had adopted an Incentive Compensation Plan (the “ICP”) that mirrored in many respects an equity plan except that it did not issue shares of registered or unregistered stock or stock equivalents, and did not confer on its participants the rights that equity holders have. Benefits under the ICP were realized upon either a change-in-control (as defined in the ICP) of the corporation, or upon the issuance by Gyrodyne of an excess dividend (as defined in the ICP) following certain asset sales. Pursuant to the ICP, following the $98,685,000 special dividend on December 30, 2013, the Corporation recorded an expense for distributions payable to each member of the Corporation’s board and a former director, the former CEO, and certain employees and former employees of $2,850,199, $933,251, and $1,261,150, respectively, all of which were paid.

The ICP provided that, in the case of an excess dividend, the ICP payments triggered by the excess dividend may not exceed the hypothetical ICP payments that would have been made had there instead been a change in control transaction consummated on the dividend payment date (the “ICP Limitation”). But for the ICP Limitation, the ICP payment resulting from the $98,685,000 special dividend would have been approximately $7,321,600. The ICP Limitation, however, necessitated a calculation of the ICP payment that would have been made had there been a change in control transaction consummated on the dividend payment date. ICP payments from a change in control transaction are calculated generally by multiplying (i) closing date fair market value minus base date fair market value (for most participants, $15.39) by (ii) the number of ICP units (110,000). The ICP does not state how closing date fair market value is to be calculated for purposes of the ICP Limitation. By resolution adopted on December 27, 2013, however, the Corporation’s board made a good faith determination that closing date fair market value for purposes of calculating the ICP Limitation in connection with the special dividend should be the closing price of Gyrodyne stock on the dividend payment date of December 30, which turned out to be $63.37. Accordingly, the ICP payment that would have been made had there been a change in control transaction on the dividend payment date is equal to $5,277,800 (($63.37 - $15.39) x 110,000 = $5,277,800).

In another resolution adopted on December 27, 2013, the Corporation’s board determined that ICP participants should only receive payments in cash as and when the shareholders receive cash. Since the shareholders received only $68,000,000 or $45.86 per share of the dividend in cash, the portion of the ICP payment paid to participants in cash following the special dividend was calculated only on the basis of such cash portion of the dividend ($45.86 x 110,000 = $5,044,600). The balance of the ICP payment associated with the special dividend is to be paid as cash is paid on the non-cash portion of the special dividend, i.e., as cash is paid on the GSD interests. But for the ICP Limitation, there would be an additional $2,277,000 payable under the ICP in connection with the special dividend ($7,321,600 - $5,044,600 = $2,277,000). Because of the ICP Limitation, however, the limit on further ICP payments that may be made is only $233,200 ($5,277,800 - $5,044,600).

Upon payment in full of the $233,200 balance of the ICP payments described above, no further payments will be made to participants under the ICP.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is a participant in the ICP. There was no ICP expense in 2014 or 2015.

(e)     Pension Plan

The Corporation maintained the Gyrodyne Company of America, Inc. Pension Plan, which was a traditional defined benefit pension plan. The Pension Plan was believed to provide a reasonable benefit for two of the three executives and two of the three other employees who were participants prior to the Board’s decision to freeze and terminate the Plan in November 2013. The underfunded status, based on the Corporation’s pension plan included in pension costs in the accompanying consolidated balance sheet was $(552,546) at December 31, 2014. In compliance with the minimum funding requirements, the Corporation did not have a minimum funding requirement for the years ending December 31, 2014. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. The pension plan had a significant investment in the Company’s common shares which reflected a closing price per share on the last trading day of 2014 of $4.10. The historical low discount rates combined with the ICP and the impact from lump sum distributions to the former CEO and former employees was responsible for a significant portion of the increase in the pension liability over the last two years.

On November 25, 2013, the directors determined that it was advisable and to the advantage, welfare and best interests of the Company to terminate the Gyrodyne Company of America Inc. Pension Plan. Pursuant to the Board decision, the Company froze benefits as of December 23, 2013 and was seeking the IRS Determination Letter to complete the termination of the Plan during 2015. The Company received the IRS determination letter during 2015. During 2015, the Company made approximately $1.5 million of additional contributions to meet the remaining funding obligations of the pension plan to cover employee elections and costs to complete the termination. In late December 2015, following the plans receipt of the funds from Gyrodyne, all former employees who elected lump sum payments or annuities were paid out in full. The Company filed the Post Distribution Certification for Standard Termination with the PBGC in February 2016 which formally completed the termination of the Company Pension Plan.

(f)      Retention Bonus Plan

In May 2014, the Board authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to our plan to sell our properties opportunistically (including related enhancement efforts), to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Plan consists of a pool that would be funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (as set forth in the plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the pool.

The pool is distributable in the following proportions to the named participants in the Plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% for the directors collectively other than the chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool shall be determined by the Board of the Company or its successor in consultation with its President.

Although no retention bonus payments were distributed in 2015, the Company has accrued the amount attributable under the Plan with respect to the sale of 5 Medical Drive, Port Jefferson. To achieve the highest sale value, the Company has concluded to sell the buildings in the Port Jefferson Professional Park as individual units versus a single transaction. Bonuses have been earned on the sale of 5 Medical Drive, however, the Board has decided that payment should not be made until all ten buildings are sold and the measurement of such bonuses should be based on the combined appraisal of all ten buildings versus measuring them based on the individual building appraisals. The Compensation Committee concluded that this is in the best interest of the shareholders as it avoids a potential scenario where the Company might pay bonuses for values in excess of the appraisal on some buildings and proceeds from the subsequent sale of other buildings were below the appraised values on those buildings.

2015 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2015:

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Paul L. Lamb	120,000	0	0	0	0	0	120,000

Philip F. Palmedo	42,000	0	0	0	0	0	42,000

Elliot H. Levine	42,000	0	0	0	0	0	42,000

Richard B. Smith	42,000	0	0	0	0	0	42,000

Ronald J. Macklin	42,000	0	0	0	0	0	42,000

Nader G.M. Salour	42,000	0	0	0	0	0	42,000

Total	330,000	0	0	0	0	0	330,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2015, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(d)

The following table sets forth certain information as of March 21, 2016 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (9)

Common shares of limited liability company interests	More Than 5% Shareholders

	Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904(2)	12.1

	Bulldog Investors/Brooklyn Capital Management/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	127,319 (3)	8.6

	Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	119,888 (4)	8.1

	Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/FSI, Teton Advisors One Corporate Center Rye, New York 10580	107,665 (5)	7.3

	Towerview LLC. 460 Park Avenue New York, NY 10022	105,000 (6)	7.1

	Paul L. Lamb	35,759(7)	1.99

	Philip F. Palmedo	15,685(8)	1.06

	Nader G.M. Salour	855	*

	Richard B. Smith	864	*

	Ronald J. Macklin	1,385	*

	Elliot H. Levine	118	*

	Peter Pitsiokos	0	*

	Gary J. Fitlin	0	*

	Frederick C. Braun III	300	*

	All executive officers and Directors as a group (9 persons)	54,966	3.70

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2) On December 29, 2015, Poplar Point Capital Management, LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or to direct the vote, and has shared power to dispose or to direct the disposition, of 179,904 common shares. The schedule 13G was jointly filed by Poplar Point Capital Management LLC, Poplar Point Capital Partners L.P., Poplar Point Capital GP LLC and Mr. Jad Fakhry, collectively, the reporting persons.

(3) On October 14, 2015, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 154,824 shares of Gyrodyne stock. Power to dispose and vote securities reside either with Mr. Goldstein, Mr. Dakos or with clients. On March 14, 2012, the Board resolved that, for a period terminating not later than September 19, 2014, the purchase of additional shares by Bulldog and its affiliates shall not, by itself, cause the purchase rights under the Company’s Shareholder Rights Plan to become exercisable so long as Bulldog does not become owner of 23% or more of the shares of Common Stock.

(4) On February 12, 2016, Grantham, Mayo, Van Otterloo & Co. LLC filed Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, power to dispose or direct the disposition of 119,888 common shares. The schedule 13G was filed by Gregory Pottle.

(5) On December 31, 2015, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that stating that GAMCO a group of investment funds, beneficially own an aggregate of 107,665 common shares. Power to dispose and vote securities reside either with Mr. Gabelli, Douglas Jamieson and Kevin Handwerker with clients each reporting person has shared power to vote or to direct the vote, and has shared power to dispose or to direct the disposition, 107,665 common shares. The schedule 13D was filed by Mario Gabelli, Douglas Jamieson and Kevin Handwerker.

(6) On January 20, 2016, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or to direct the vote, and has shared power to dispose or to direct the disposition, 105,000 common shares. The schedule 13G was filed by Daniel Tisch.

(7) Includes 2,868 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 15,022 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan. Additionally, Mr. Lamb has 17,869 shares in an Individual Retirement Account.

(8) Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which are 1,482,680 as of March 21, 2015

Ownership Limitation

Under Gyrodyne, LLC’s Amended and Restated Limited Liability Company Agreement, shareholders of Gyrodyne, LLC may not hold common shares representing in excess of 20% of the outstanding common shares at any time. If a shareholder of Gyrodyne, LLC exceeds 20% ownership, at any time for any reason whatsoever, including but not limited to additional contributions by shareholders, purchases or other acquisitions by shareholders, mergers, consolidations, acquisitions, or other business combinations involving the shareholder, then common shares in excess of such 20% ownership limit shall be transferred by such shareholder to an irrevocable trust formed and administered by Gyrodyne, LLC and of which such shareholder shall be the beneficiary. Such LLC Shares held in trust shall have no voting rights when held in the trust and shall be disregarded in computing any required votes under the Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC.

At the end of each fiscal quarter, or at such other earlier date as determined by the Board of Gyrodyne, LLC, Gyrodyne, LLC, on behalf of the trust, shall have the option to purchase such common shares from the trust at a price determined by an independent appraiser or to offer such common shares to third parties, including to other shareholder of Gyrodyne, LLC in proportion to their relative ownership percentage, or to other persons at the appraised price. However, in the event such a shareholder’s ownership percentage including common shares held beneficially in the trust on behalf of such shareholder, at any time becomes less than the 20% ownership limit due to the sale of common shares by such shareholder or due to additional issuances of common shares by Gyrodyne, LLC, then the trust (to the extent such shareholder’s common shares have not been sold pursuant) has an obligation to return such common shares up to the 20% ownership limit.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since January 1, 2014 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

The majority of the members of the Board are independent directors as defined by the listing requirements of the NASDAQ Stock Market. Such independent directors are Messrs. Lamb, Levine, Macklin, Palmedo, Salour and Smith. The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	Fiscal December 31, 2015	Fiscal December 31, 2014
Audit Fees (1)	$119,000	$129,462
Audit-Related Fees (2)	161,197	57,675
Tax Fees (3)	137,530	54,880
Total Fees	$417,727	$242,017

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic alternative analysis, Form 8-K filings, Form S-1, S-3 and S-4 filings and proxy filings.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and research into the tax implications of the Company’s REIT election.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the principal accountants and approves in advance any services to be performed by the principal accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the principal accountant’s independent auditors. The Audit Committee has determined not to adopt any blanket pre-approval policies or procedures. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)              Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2015 (liquidation basis) and Consolidated Balance Sheet as of December 31, 2014 (going concern basis)

Consolidated Statement of Changes in Net Assets for the period from September 1, 2015 through December 31, 2015 (liquidation basis)

Consolidated Statement of Operations (going concern basis) for the Eight Months ended August 31, 2015 and the twelve months twelve months ended December 31, 2014

Consolidated Statements of Comprehensive (Loss) Income (going concern basis) for the eight months ended August 31, 2015 and twelve months ended December 31, 2014.

Consolidated Statement of Stockholders' Equity (going concern basis) for the eight months ended August 31, 2015 and twelve months ended December 31, 2014.

Consolidated Statements of Cash Flows (going concern basis) for the eight months ended August 31, 2015 and twelve months ended December 31, 2014

Notes to Consolidated Financial Statements

    Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)  Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (18)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (19)

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation of Gyrodyne Company of America, Inc., dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (18)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

4.3	Form of Dividend Note (12)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between Gyrodyne Company of America, Inc. and Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (14)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (9)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (9)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (15)

10.8	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.9	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (11)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (11)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (12)

10.12	Amendment to Rothschild Engagement Letter (13)

10.13	Retention Bonus Plan (16)

10.13	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (17)

21.1	List of all subsidiaries. (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(17)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

(18)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC.

/S/ Frederick C. Braun III
By Frederick C. Braun III, President and Chief Executive Officer
Date: March 30, 2016

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 30, 2016

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2016

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 30, 2016

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2016

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2016

Exhibit Index

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (18)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (18)

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation, dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (18)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

4.3	Form of Dividend Note (12)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (14)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (9)

10.6	Employment Agreement, with Fredrick C Braun III, dated May 15, 2013. (9)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (15)

10.8	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (10).

10.9	Amendment Number 1 to Engagement Letter between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (11)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (11)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (12)

10.12	Amendment to Rothschild Engagement Letter (13)

10.13	Retention Bonus Plan (16)

10.14	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (17)

21.1	List of all subsidiaries. (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(17)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014 as amended on January 2, 2015.

(18)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Gyrodyne, LLC AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2015 and 2014	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statement of Net Assets as of December 31, 2015 (liquidation basis) and Consolidated Balance Sheet as of December 31, 2014 (going concern basis)	F-2

Consolidated Statement of Changes in Net Assets for the period from September 1, 2015 through December 31, 2015 (liquidation basis)	F-3

Consolidated Statements of Operations for the eight months ended August 31, 2015, and the twelve months ended December 31, 2014 (going concern basis)	F-4

Consolidated Statement of Comprehensive Loss for the eight months ended August 31, 2015 and twelve months ended December 31, 2014 (going concern basis)	F-5

Consolidated Statements of Stockholders Equity for the eight months ended August 31, 2015 and twelve months ended December 31, 2014 (going concern basis)	F-6

Consolidated Statements of Cash Flows for the eight months ended August 31, 2015 (going concern basis) and twelve months ended December 31, 2014 (going concern basis)	F-7

Notes to Consolidated Financial Statements	F-8 -- F-39

125 Baylis Rd, Ste 300

Melville, NY 11747-3823

 tel 631 752 7400

fax 631 752 1742

bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Gyrodyne LLC and Subsidiaries

St. James, New York

We have audited the accompanying consolidated statement of net assets in liquidation of Gyrodyne LLC and Subsidiaries (the “Company”) at December 31, 2015 and the consolidated balance sheet as of December 31, 2014, the related consolidated statement of changes in net assets in liquidation from September 1, 2015 to December 31, 2015, the consolidated statements of operations for the eight months ended August 31, 2015 and year ended December 31, 2014, the consolidated statement of comprehensive loss for the eight months ended August 31, 2015, and the consolidated statement of stockholders' equity and cash flows for the eight months ended August 31, 2015 and year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statement of net assets in liquidation of Gyrodyne LLC and Subsidiaries as of December 31, 2015 and the related consolidated statement of changes in net assets in liquidation for the period September 1, 2015 through December 31, 2015 applied on the basis described in the following paragraph, and the consolidated balance sheet as of December 31, 2014 and the related results of their operations and cash flows for the eight months ended August 31, 2015 and the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the shareholders of Gyrodyne Company of America, Inc. approved a merger into Gyrodyne LLC, effective August 31, 2015, which allowed the Company to move forward with its plan of liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to August 31, 2015 from the going concern basis to a liquidation basis.

Melville, New York

March 30, 2016

An Affirmative Action Equal Opportunity Employer

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS AT DECEMBER 31, 2015

(LIQUIDATION BASIS)

AND CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2014

(GOING CONCERN BASIS)

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE
Rental property:
Land	$-	$1,054,413
Building and improvements	-	15,527,263
Machinery and equipment	-	344,733
	-	16,926,409
Less accumulated depreciation	-	5,182,848
	-	11,743,561
Land held for development:
Land	-	558,466
Land development costs	-	1,961,345
	-	2,519,811
Total real estate, net	-	14,263,372

Real estate held for sale	46,950,000	-
Assets held for sale	-	19,035,347
Cash and cash equivalents	5,875,596	4,028,337
Investment in marketable securities	5,001,722	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $49,000 and $89,000, respectively	64,393	8,057
Deferred rent receivable	-	56,011
Prepaid expenses and other assets	443,108	535,142
Total Assets	$58,334,819	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$499,669	$710,448
Accrued liabilities	408,898	220,573
Deferred rent liability	12,509	16,278
Tenant security deposits payable	483,556	309,950
Liabilities related to assets held for sale	-	325,748
Income taxes payable	11,162	750,000
Pension costs	-	552,546
Notes payable	-	17,533,210
Estimated liquidation and operating costs net of receipts	13,463,448	-
Total Liabilities	14,879,242	20,418,753

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding at December 31, 2014	-	1,723,888
Additional paid-in capital	-	36,819,973
Accumulated other comprehensive loss	-	(633,682)
Deficit	-	(12,914,871)
	-	24,995,308
Less cost of shares of common stock held in treasury; 241,208	-	(1,537,697)
Total Stockholders’ Equity	-	23,457,611
Total Liabilities and Stockholders’ Equity	-	$43,876,364
Net assets in liquidation	$43,455,577

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD FROM SEPTEMBER 1, 2015 TO DECEMBER 31, 2015

(Liquidation Basis)

Gyrodyne Consolidated Net Equity, at September 1, 2015		$43,916,720

Effect of adopting the liquidation basis of accounting:
Change to fair value of real estate investments	$12,879,418
Estimated real estate selling costs	(2,727,000)
Estimated liquidation and operating costs in excess of operating receipts	(6,916,595)
Deferred rent receivable	(399,621)
Prepaid lease agreement fees- other than Fairfax	(155,736)
Prepaid lease agreement fees- Fairfax	(277,338)
Total effects of adopting the liquidation basis of accounting		2,403,128

Net assets in liquidation, at September 1, 2015		46,319,848
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	2,260,000
Change in value of securities	(33,218)
Change in pension deficit	(104,774)
Remeasurement of assets and liabilities	(4,986,279)
Total changes in net assets in liquidation		(2,864,271)

Net assets in liquidation, at December 31, 2015		$43,455,577

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(GOING CONCERN BASIS)

	Eight Months Ended August 31, 2015	Twelve Months Ended December 31, 2014
Revenues
Rental income	$1,639,022	$2,493,794
Rental income- tenant reimbursements	186,324	304,734
Total rental income	1,825,346	2,798,528

Expenses
Rental expenses	1,065,080	1,595,638
General and administrative expenses	1,723,342	2,552,871
Strategic alternative expenses	1,090,814	1,822,506
Depreciation	259,202	451,942
Impairment charges	-	200,000
Insurance claim recoveries net of costs	(151)	(184,401)
Total	4,138,287	6,438,556

Other income (expense)
Interest income	77,749	110,311
Interest expenses	(588,646)	(749,004)
Total	(510,897)	(638,693)

Net loss before provision for income taxes	(2,823,838)	(4,278,721)
Provision (benefit) for income taxes	85,000	(565,000)
Net loss from continuing operations	(2,908,838)	(3,713,721)
Income from discontinued operations	407,136	608,355
Net loss	$(2,501,702)	$(3,105,366)

Net loss per common share:
From continuing operations	$(1.96)	$(2.50)
From discontinued operations	0.27	0.41
Total loss – basic and diluted	$(1.69)	$(2.09)
Weighted average number of common shares outstanding - basic and diluted	1,482,680	1,482,680

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(GOING CONCERN BASIS)

	Eight Months Ended August 31, 2015	Year Ended December 31, 2014
Net loss	$(2,501,702)	$(3,105,366)
Other comprehensive loss:
Unrecognized actuarial pension loss	(758,649)	(836,355)
Unrealized (loss) gain on investments	(10,162)	83,884
Other comprehensive loss	(768,811)	(752,471)
Comprehensive loss	$(3,270,513)	$(3,857,837)

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

EIGHT MONTHS ENDED AUGUST 31, 2015 AND TWELVE MONTHS ENDED DECEMBER 31, 2014

(GOING CONCERN BASIS)

	$1 Par Value Common Stock		Additional Paid in	Accumulated Other	Balance Retained	Treasury Stock
	Shares	Par Value	Capital	Comprehensive Income (Loss)	Earnings	Shares	Cost	Total Equity
Balance, January 1, 2014	1,723,888	$1,723,888	$17,753,505	$118,789	$9,938,996	241,208	$(1,537,697)	$27,997,481
Net Loss					(3,105,366)			(3,105,366)
Other comprehensive loss				(752,471)				(752,471)
Special Dividend					(682,033)			(682,033)
Balance, December 31, 2014	1,723,888	$1,723,888	$17,753,505	$(633,682)	$6,151,597	241,208	$(1,537,697)	$23,457,611
Net Loss					(2,501,702)			(2,501,702)
Other comprehensive loss				(768,811)				(768,811)
Rights offering	2,224,020	2,224,020	3,382,170					5,606,190
Exchange of notes to equity					18,123,432			18,123,432
Balance, August 31, 2015	3,947,908	$3,947,908	$21,135,675	$(1,402,493)	$21,773,327	241,208	$(1,537,697)	$43,916,720

GYRODYNE, LLC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

	Eight Months Ended August 31, 2015	Twelve Months Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,501,702)	$(3,105,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,964	969,571
Impairment charges	-	200,000
Bad debt (recovery) expense	(22,773)	51,000
Net periodic pension cost	49,923	324,998
Noncash interest expense	590,222	706,563
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(16,928)	37,377
Deferred rent receivable	(64,707)	(119,205)
Prepaid expenses and other assets	31,413	(28,540)
(Decrease) increase in liabilities:
Accounts payable	(8,677)	(916,995)
Accrued liabilities	16,052	(3,025,830)
Income taxes payable	(750,000)	(565,000)
Deferred rent liability	24,736	815
Tenant security deposits payable	(7,981)	314
Pension cost liability	(193,500)	-
Total adjustments	207,744	(2,364,932)
Net cash used in operating activities	(2,293,958)	(5,470,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(412,550)	(927,344)
Land development costs	(83,047)	(137,498)
Purchase of marketable securities	-	(3,138,943)
Principal repayments of investments in marketable securities	623,390	653,593
Net cash provided by (used in) investing activities	127,793	(3,550,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net	5,606,190	-
Net cash provided by financing activities	5,606,190	-

Net increase (decrease) in cash and cash equivalents	3,440,025	(9,020,490)
Cash and cash equivalents at beginning of period	4,028,337	13,048,827
Cash and cash equivalents at end of period	$7,468,362	$4,028,337

Supplemental cash flow information:
Income and excise taxes paid	$835,000	$83,679
Interest paid	$33,294	$7,570

Noncash Investing and Financing Activities:
Dividend note issued	$403,750	$16,826,647
Issuance of note to settle PIK interest	-	706,563

Exchange of Debt to Membership interest in Gyrodyne LLC	$18,123,432	-

See notes to consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited.

1.     The Company

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

The Merger was approved by the shareholders of the Corporation on August 20, 2015. Gyrodyne is the surviving Company in the Merger, which terminated the existence of the Corporation and GSD. On September 1, 2015, trading of common shares of Gyrodyne commenced on the NASDAQ Stock Market under the symbol “GYRO”. The number of common shares outstanding in Gyrodyne following the Merger is 1,482,680. As more fully described below, each share of common stock of the Corporation was converted into .0904 Gyrodyne common shares pursuant to the Merger. The common shares of Gyrodyne have a new CUSIP number of 403829104.

The Corporation had previously approved the Merger on behalf of GSD and Gyrodyne in its capacity as managing member of GSD and Gyrodyne.

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne in the aggregate (.0904 common interest of Gyrodyne per share of Corporation common stock), holders of interests in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne in the aggregate (.024798 common interest of Gyrodyne per $1.00 principal amount of the dividend notes issued in January 2014 and the dividend notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne in the aggregate (.473999 common interest of Gyrodyne per GSD interest).

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of the properties has not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield, and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne board of directors (the “Board”) believes will improve the values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize value for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Prior to the Merger (i.e., including the period covered by this report through August 31, 2015), the Corporation was a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Corporation managed its business as one operating segment. Prior to December 30, 2013, the Corporation’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and the development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Corporation distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC, which owned 100% of the interests (through GSD’s subsidiaries) in the Corporation’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Corporation, with Flowerfield Properties, Inc., a taxable REIT subsidiary of the Corporation (“FPI”), having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. Accordingly, we may use references to "we" or "our" to refer to the Company, the Corporation, taxable REIT subsidiary (“TRS”), FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties”, or “FPI’s properties” (or derivations thereof) interchangeably in this report as they relate to periods preceding August 31, 2015.

Substantially all of the properties are subject to net leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property (the “Grove Property”). Prior to the Merger, the interest was owned indirectly through FPI. For further information see Note 11.

The Company owns two medical office parks (one of the two medical parks is under contract and expected to close on the sale in the second quarter of 2016) and eight of fourteen buildings (Originally owned ten buildings, but sold one building in December 2015 and January 2016, respectively, and is in contract for sale of the two additional buildings) in a third medical office park, together comprising approximately 123,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company owns approximately 68 acres of property in St. James, New York. Each medical office park, the block of eight buildings in the Port Jefferson Professional Park, and the Flowerfield industrial park and undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax, provided that, among other requirements, distributions were made to its shareholders equal to at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities were required to be conducted in an entity that elected to be treated as a TRS under the Code. The Corporation had one taxable REIT subsidiary which was subject to federal and state income tax on the income from these activities.

Pursuant to the Merger, all of the assets and liabilities of the Corporation and GSD were merged with and into and became assets and liabilities of Gyrodyne, LLC, but continue to be owned through single asset LLCs. In addition, the notes issued by the Corporation were redeemed with equity interests in Gyrodyne.

2.    Strategic Process

Seeking Shareholder Approval for the Merger

The Merger required the affirmative vote of holders of at least two-thirds of the Corporation’s outstanding shares under New York law. On October 21, 2013, the Corporation filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contained, among other matters, the Board’s recommendation that the shareholders vote in favor of a plan of merger in which the Corporation and GSD would merge with and into Gyrodyne. The Corporation received comments from the SEC on November 18, 2013. Because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end, the Corporation proceeded with holding its 2013 annual meeting without seeking authorization for the Merger at that time. On May 8, 2014, the Corporation responded to such comments and filed a revised preliminary proxy statement with the SEC. The Corporation received additional comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Corporation received further comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Corporation received further comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014.d

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

On June 5, 2014, the Corporation announced that a special meeting of shareholders of the Corporation would be held on August 14, 2014. At the special meeting, the Corporation would be asking the shareholders of record on June 30, 2014 to authorize a plan of Merger and the transactions contemplated thereby, including the Merger of the Corporation and GSD with and into Gyrodyne, a subsidiary of the Corporation. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting took place by August 30, 2014. On August 25, 2014, the Corporation announced the postponement of the special meeting. The Corporation rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed Merger and changed the shareholder record date to October 31, 2014. The Corporation had been advised by its proxy solicitor, MacKenzie Partners, that approximately 97% of the approximately 45% of the outstanding shares that voted had been voted in favor of the Merger.  Despite the overwhelming percentage of received votes in favor of the Merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced a further postponement of the special meeting until the middle of 2015.

Rights Offering

Given the small size of holdings of many of the shareholders of the Corporation and the nature of various holders, the Corporation believed those shareholders may not have paid enough attention to the Merger to exercise their right to vote during attempts in 2014 to secure the vote. The Corporation and its advisors continued to analyze potential options in the best interests of the Corporation and its shareholders, which included enhancements designed to facilitate the ability to secure the requisite vote and complete the Merger. On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC (the “Registration Statement”) for a rights offering to its existing shareholders which the Board believed would facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the Merger, as well as raise equity capital in a timely and cost-effective manner while providing all of its shareholders the opportunity to participate in an offering of the Corporation’s shares on a pro rata basis without diluting their ownership interest in the Corporation. The Board believed that shareholders who exercised their subscription rights in the rights offering would be more likely to vote their shares on the Merger proposal.

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

On May 18, 2015, the SEC declared the registration statement effective, and on May 19, 2015, the Corporation announced the commencement of the rights offering. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

Merger Allocation Adjustment

The Plan of Merger originally provided for an allocation of Gyrodyne, LLC shares to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of the Notes and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne LLC shares to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Dividend Note were subject to adjustment in the discretion of the Corporation’s Board. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a meeting held on April 24, 2015, the Corporation’s Board determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. As adjusted, the common shares of Gyrodyne, LLC issued in the Merger were allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●

Approximately 30.0% in the aggregate to holders of interests in the notes issued by the Corporation in the aggregate principal amount of $17,937,000, plus any accrued and unpaid interest (the “Notes”); and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The allocations reflected adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. In addition, the Board determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the anticipated net proceeds to the Corporation of $5,606,000 from the rights offering (actual net proceeds was $5,606,190), assuming all 2,224,020 shares were sold.  This methodology was consistent with the valuation metrics used to determine the original allocations in December, 2013.

Special Meeting and Consummation of Merger

Following the completion of the rights offering on June 17, 2015, the Corporation’s Board established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation, members of its Board, GSD and Gyrodyne. See Note 24 “Contingencies”, below.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

On August 20, 2015, the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

3.        Summary of Significant Accounting Policies

The consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders from these properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all of the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

A.  Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of comprehensive loss, statement of equity and the consolidated statement of cash flows are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting). The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets in liquidation are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value that are based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed during 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to holders of our common shares and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The Company, through outside consultants, is conducting market research and associated concept analysis to determine the value associated with the highest and best use for the Flowerfield Property as well as the property associated with the Cortlandt Medical Center. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders from these properties. The actual costs of such research and the resulting values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates are based on completing the liquidation during 2018. However, the Company may pursue avenues to achieve the highest and best use of certain of its properties that may result in the liquidation being extended beyond December 31, 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update these accordingly for any costs and value associated with a change in the duration of the liquidation.

This report should be read in conjunction with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014, the supplement dated July 1, 2015, and supplement no. 2 dated August 17, 2015, each to the proxy statement/prospectus dated July 1, 2014 and the S-1/A filed with the SEC on May 15, 2015.

B.  Net Income (Loss) Per Share – Prior to the adoption of the liquidation basis of accounting, the Company reported basic and diluted net income (loss) per share data by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

C.  Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense for the reporting period.  Actual results could differ from those estimates.

D. The below disclosures are the significant accounting policies which remained applicable to the Company for the period prior to the Merger.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne, LLC and all majority-owned subsidiaries.

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

The Corporation's consolidated VIE, Gyrodyne Special Distribution, LLC (“GSD”), was determined to be a VIE of the Corporation primarily because the Corporation had the power to direct the activities of the GSD that most significantly impacted GSD's economic performance and had the obligation to absorb losses or the right to receive benefits of GSD. GSD owned all of the real estate that was previously owned by the Corporation prior to the distribution by the Corporation to its shareholders of ownership interests in GSD. GSD had mortgage obligations payable and a revolving line of credit with an outstanding balance payable to a wholly-owned subsidiary of the Corporation of $12,889,463 and $4,280,943, respectively, as of December 31, 2014. At December 31, 2014, the net book value of the assets and liabilities of GSD was $15,805,548. GSD was essentially being managed and operated by the Corporation, which was the primary obligor for liabilities incurred on behalf of GSD. As a result, the Corporation could have been held liable for current and future obligations of GSD, and in turn it would have been the Corporation’s obligation to seek reimbursement from GSD. Pursuant to the terms of the Merger, GSD and the Corporation merged with and into the Company and accordingly, immediately following the Merger the Company no longer has a VIE.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at December 31, 2014. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated. There is one investment, The Grove, accounted for under the equity method in 2014. Accumulated distributions and losses reduced the book basis of the investment to $0 and accordingly the Company ceased recording losses for book purposes but had a deferred tax liability reflecting the losses recorded for tax purposes in excess of book and had approximately $1,315,000 of deferred tax liabilities. During 2014, approximately $618,000 of deferred taxes were payable with the balance recognized as a tax benefit. Such tax benefit was partially offset by tax liabilities of the taxable REIT subsidiary related to its management services agreement with GSD resulting in a tax benefit of $565,000 as of December 31, 2014.  For the period ended August 31, 2015 and the year ended December 31, 2014, the taxable REIT subsidiary had taxable income related to the management of GSD of approximately $210,000 and $321,000, respectively resulting in a tax liability and related expense of $85,000 and $132,000, respectively.

Rental real estate - Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are stated at lower of cost or net realizable value, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Tenant improvements that are unlikely to survive a change in tenants are amortized over the lesser of the estimated useful life of the asset or the lease term including any bargain renewals.

Real estate held for development - Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes legal, engineering and other related soft development costs, interest, real estate taxes, and related development and construction overhead costs which are capitalized during the development and construction period.

Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long-lived assets - On an annual basis, or earlier when events and circumstances dictate, management assesses whether there are any indicators that the carrying value of the real estate properties may be impaired. A property's carrying value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows include factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss is measured as the excess of the carrying amount of the property over the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the carrying value of its real estate properties and other investments. Estimates are subjective and actual results could differ materially from such estimates. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.

Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements (years)	5	to	39
Machinery and equipment (years)	3	to	20

Tenant improvements that are unlikely to have a life beyond the tenant life are amortized over the lesser of the useful life of the asset or the tenant lease term including bargain renewals.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Impairment of real estate investments - The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets. The Company has explored the possible disposition of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties is below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value.

Revenue recognition – Base rents from rental properties are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's consolidated balance sheet. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet. Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the consolidated statements of operations. Ancillary and other property related income is recognized in the period earned.

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Investments - The Company has an estimated 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that in 2013 sold its only property a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method. The Company also follows applicable accounting guidance which addresses investments that do not have a readily determinable fair value.

Investment in Marketable Securities - The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Prior to the adoption of liquidation basis of accounting, unrealized gains and losses on available-for-sale securities were recorded as a separate component of stockholders’ equity. Any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, were included in the consolidated statements of operations. Under the liquidation basis of accounting, the statement of net assets records all assets at net realizable value and any changes in such values during a period are reported in the consolidated statement of changes in net assets.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to fair market value and record the related write-down in the consolidated statements of operations.

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge. Interest income is recorded on a cash basis for impaired loans.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Income taxes - Effective May 1, 2006, the Corporation operated as a REIT for federal and state income tax purposes. As a REIT, the Corporation was generally not subject to income taxes. To maintain its REIT status, the Corporation was required to distribute at least 90% of its annual REIT taxable income, as defined by the Code, to its shareholders, among other requirements. If the Corporation failed to qualify as a REIT in any taxable year, the Corporation would have been subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Corporation qualified for taxation as a REIT, the Corporation might have been subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. The Corporation believed it met the REIT distribution and technical requirements for the eight months ended August 31, 2015 and the year ended December 31, 2014 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Effective with the Merger, Gyrodyne LLC is treated as a pass through entity with the taxable income or loss reported annually on a Form K-1 to its shareholders pro rata and therefore is not subject to an entity level income tax.

Prior to the Merger, the Corporation’s investment in the Grove was held in a TRS of the Corporation and was subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Corporation cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Corporation was subject to corporate federal and state income taxes on the Corporation’s share of the Grove’s taxable income for the eight months ended August 31, 2015 and for the year ended December 31, 2014. In addition the TRS provided management services to GSD which was also subject to corporate federal and state income taxes.

Deferred tax assets and liabilities were determined based on differences between financial reporting and tax bases of assets and liabilities, and were measured using the enacted tax rates and laws that were in effect when the differences were expected to reverse.

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions for the operations of any entity included in the consolidated statements of operations and comprehensive loss. The Company’s open tax years are 2012, 2013, and 2014.

Deferred expenses - Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method which approximates the interest method over the term of the related debt instruments and deferred leasing costs are amortized over term of the related lease including bargain renewals.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives and the valuation of real estate.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Purchase Accounting and Acquisition of Real Estate - The purchase price of the real estate acquired including the impact of assumed debt, is allocated to the acquired tangible assets comprised of land, buildings and improvements and identifiable intangible assets and liabilities comprised of above-market and below-market leases, value of leases in place, tenant relationships, assumed debt and other assumed liabilities (example is environmental, legal, etc.), based on their relative fair values at the date of acquisition of each element.

Fair Value Measurements – The Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non-financial instruments. The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value. The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels: Level 1 – observable inputs in an active market on or around the measurement date, Level 2 – observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

Comprehensive income - The Company reports comprehensive income in accordance with the guidance of FASB Accounting Standards Codification, Reporting Comprehensive Income. This statement defines comprehensive (loss) income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. The Company’s comprehensive (loss) income items include net (loss) income, the unrealized change in fair value of marketable securities, interest rate swaps and unrecognized actuarial pension gains (loss).

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent that GSD sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

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

A discontinued operation is a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

Following the Merger, there is no differentiation as all assets are reported in the consolidated statement of net assets at net realizable value and any changes in such values during a period are reported in the consolidated statement of changes in net assets.

New accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2014. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. The Company has elected to early adopt this standard as of January 1, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”).” The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).” The purpose of this update is to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial statements.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2015-07”).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805) (“ASU No. 2015-08”).” This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements (“ASU No. 2015-10”).” The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (“ASU 2015-12”)”: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. This update reduces complexity in employee benefit plan accounting, which is consistent with the FASB's Simplification initiative. Part I: Fully Benefit-Responsive Investment Contracts. Topics 962 and 965 on employee benefit plan accounting require fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. The amendments in Part I of this update designate contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts. Part II: Plan Investment Disclosures. As new disclosure requirements have been issued or amended, employee benefit plan financial statements have been affected. Specifically, the interaction between Topic 820, Fair Value Measurement, and Topics 960, 962, and 965 on employee benefit plan accounting sometimes requires aggregation, or organization of similar investment information, in multiple ways. The objective of Part II of this update is to simplify and make more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans. Part III: Measurement Date Practical Expedient. The objective of Part III of this update is to reduce complexity in employee benefit plan accounting by providing a practical expedient that permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–15C—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), which has been deleted. The amendments are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with the Line-of-Credit Arrangements” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the subsequent measurement of debit issuance costs associated with the line-of-credit arrangement. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial statements.

4. Statement of Net Assets in Liquidation

Following the Merger, effective September 1, 2015, the Company reports its financial results on the statement of net assets in liquidation and the statement of changes in net assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions. Net assets in liquidation at December 31, 2015 would result in liquidating distributions of approximately $29.31 per common share.

The cash balance at the end of the liquidation period is based on the December 31, 2015 combined cash balance and marketable securities of $10.9 million and then adjusted for estimated cash receipts for the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, directors and officers liability and reimbursement insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders.

In the initial adoption of the liquidation basis of accounting which was effective with the Merger, the consolidated statement of changes in net assets in liquidation contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value.

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

The following is a reconciliation of Shareholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting from September 1, 2015 through December 31, 2015:

Shareholder’s equity as of September 1, 2015	$43,916,720
Increase due to estimated realizable value of investments in real estate	12,879,418
Estimated real estate selling costs	(2,727,000)
Decrease due to write-off of assets and liabilities	(832,695)
Estimated liquidation and operating costs in excess of operating receipts during liquidation	(6,916,595)
Total effects of adopting the liquidation basis of accounting	2,403,128
Estimated value of net assets in liquidation as of September 1, 2015	46,319,848
Total changes in net assets in liquidation	(2,864,271)
Net assets in liquidation as of December 31, 2015	$43,455,577
Number of shares outstanding as of December 31, 2015	1,482,680
Estimated distributions per share	$29.31

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.15 million (included in total changes in net assets in liquidation) in charges over the next two years to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

The net assets in liquidation at December 31, 2015 would result in estimated liquidating distributions of approximately $29.31 per Common Share (1,482,680 shares outstanding), excluding any additional sales proceeds, which result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land development efforts, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.      Liability for Estimated Costs in Excess of Receipts during Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land development costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current fair value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred to that are related to the sales (costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known ), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid through-out the liquidation period.

Upon transition to the liquidation basis of accounting on September 1, 2015, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation:

Amount
Rents and reimbursements	$6,545,535
Property operating expenses	(3,426,601)
Capital expenditures excluding land development costs and land purchases	(921,603)
Land development costs and land purchases	(574,833)
Corporate expenditures(1)	(5,766,593)
Estimated real estate selling costs	(2,727,000)
Retention bonus payments to Directors	(1,802,125)
Retention bonus payments to executives and other employees	(970,375)
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,643,595)

(1)Includes all general and administrative fees, litigation settlement, director and officer liability and reimbursement post liquidation insurance tail coverage policy and final liquidation costs.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The change in the liability for estimated costs in excess of estimated receipts during liquidation from September 1, 2015 through December 31, 2015 is as follows:

	September 1, 2015	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2015
Assets:
Estimated net inflows from investment of real estate	$6,545,535	$(1,620,279)	$1,515,069	$6,440,325
Liabilities:
Property operating costs	(3,426,601)	860,771	(1,030,874)	(3,596,704)
Capital expenditures excluding land development costs and land purchases	(921,603)	274,194	34,705	(612,704)
Land development costs and land purchases	(574,833)	380,979	(2,960,636)	(3,154,490)
Corporate expenditures	(5,766,593)	1,127,501	(3,139,583)	(7,778,675)
Selling costs on real estate assets	(2,727,000)	61,860	(151,860)	(2,817,000)
Retention bonus payments to Directors	(1,802,125)	52,910	485,485	(1,263,730)
Retention bonus payments to Executives and other employees	(970,375)	28,490	261,415	(680,470)
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,643,595)	$1,166,426	$(4,986,279)	$(13,463,448)

6.    Disposition Activities

Port Jefferson Professional Park:

In December, 2015 the Company sold the building located at 5 Medical Drive for $760,000 to United Sleep Diagnostics Inc., a New York Corporation.

7.    Real Estate

Prior to the adoption of the liquidation basis of accounting, real estate was comprised of the following at December 31, 2014:

	Total Real Estate Reported In Discontinued Operations	Total Real Estate, Net

Land		$1,054,413
Buildings		15,527,263
Machinery and equipment		344,733
	-	16,926,409
Less Accumulated Depreciation	-	5,182,848
Total real estate	-	11,743,561
Land held for Development:
Land	-	558,466
Land Development Costs	-	1,961,345
	-	2,519,811
Real Estate Reported As Assets Held For Sale:
8 of 10 Buildings in Port Jefferson	$4,874,676
Fairfax Medical Center	13,496,901
Total Real Estate, Net	$18,371,577	$14,263,372

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Upon the adoption of the liquidation basis of accounting, on September 1, 2015, real estate was adjusted to its estimated fair value of $45,450,000.   The valuation of the real estate at December 31, 2015 was $46,950,000. During the period from September 1, 2015 to December 31, 2015, the value of the real estate increased $2,260,000 inclusive of contracted selling prices for various properties and an adjusted value for the Cortlandt Manor property. Furthermore, the real estate value as of December 31, 2015 was adjusted by $760,000 for the sale in December 2015 of 5 Medical Drive, Port Jefferson.

8.    Real Estate Assets Held for Sale and Discontinued Operations

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets and their related liabilities as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its Board to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or, fair value less the estimated selling costs.

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheet. During the second quarter of 2014, the Company’s Board approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to those assets were reported as discontinued operations, and were reported as such in the consolidated financial statements. The Company has not sold the Cortlandt Manor and Fairfax properties.

In early 2015, the Corporation became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Corporation, members of the Corporation’s Board, GSD and Gyrodyne, LLC (See Note 24, “Contingencies”) were interfering with the aforementioned proposed sale of such properties. The defendants believe the lawsuit is without merit and will continue to vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Corporation believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

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

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

In the third quarter of 2015, the Company determined to seek to organize a Property Owner Association (“POA”) for the Port Jefferson Professional Park. The Company believes the POA will enable the Company to maximize the sales value of the ten buildings it owns in the Port Jefferson Professional Park through individual sales vs selling them as a single block. The Company substantially completed the POA application process at the end of September and proceeded with an active marketing program of the individual buildings. The status of the POA and the ability of the Company to sell assets while pursuing the POA was not substantially known until late September. Therefore as of August 31, 2015, the Company did not meet the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations and therefore continued to report them as operating assets and liabilities and continuing operations.

The Company expects to complete the sale of these properties by December 2016.

The following table summarizes the total assets and liabilities held for sale as of December 31, 2014:

December 31, 2014
Property
8 of 10 Building in the Port Jefferson Profession Park	$4,874,676
Fairfax Medical Center	13,496,901

Accounts receivable	(605)
Deferred rent receivable	278,903
Prepaid expenses and other	385,472
Total Assets Held for Sale	$19,035,347

Accounts payable	$82,814
Accrued Liabilities	-
Deferred rent liability	78,459
Tenant security deposit payable	164,475
Total Liabilities Related to Real Estate Assets Held for Sale	$325,748

Prior to the Merger, the results of operations and the gains or losses from operating properties that are held for sale and or disposed of are reported in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying consolidated balance sheet as “assets held for sale” or “liabilities related to assets held for sale” as of December 31, 2014. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income from discontinued operations.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The following table summarizes the discontinued operations for the eight-months ended August 31, 2015 and for the twelve-months ended December 31, 2014:

	Eight-Months Ended August 31, 2015	Twelve-Months Ended December 31, 2014
Revenues
Rental income	$1,312,380	$1,945,673
Rental income - tenant reimbursements	147,648	204,487
Total rental income	1,460,028	2,150,160

Expenses
Rental Expenses	714,987	1,010,206
Strategic Alternative expenses	37,143	13,970
Depreciation	300,762	517,629
Total expenses	1,052,892	1,541,805
Net income from discontinuing operations	$407,136	$608,355

9.    Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. The Company has no common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of August 31, 2015 and December 31, 2014.

	Eight-Months Ended August 31,	Year Ended December 31,
BASIC	2015	2014
Net income from continuing operations	$(2,908,838)	$(3,713,721)
Net income from discontinued operations	407,136	608,355
Net loss	$(2,501,702)	$(3,105,366)
Weighted average number of common shares outstanding	1,482,680	1,482,680
Loss per share from continuing operations	$(1.96)	$(2.50)
Income per share from discontinued operations	$0.27	$0.41
Net loss per common share (“EPS”)	$(1.69)	$(2.09)

10.  Investment in Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Prior to the adoption of liquidation basis of accounting, unrealized gains and losses on available-for-sale securities were recorded as a separate component of stockholders’ equity and any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, were included in the consolidated statements of operations.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Prior to the adoption of liquidation basis of accounting, if it was believed that an other-than-temporary decline existed, the Company would have written down the investment to market value and record the related write-down in the going concern consolidated statement of operations. Under the liquidation basis of accounting, the statement of net assets records all assets at net realizable value and any changes in such values during a period are reported in the consolidated statement of changes in net assets.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2015 and 2014 are as follows:

Mortgage-backed securities	2015	2014
Amortized Cost	$5,026,390	$5,931,387
Gross Unrealized Gains (Losses)	(24,668)	18,711
Fair Value*	$5,001,722	$5,950,098

*The Company received $904,997 and $653,593 in principal repayments during the years ended December 31, 2015 and 2014, respectively.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2015 and December 31, 2014, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 30 years and an adjusted duration of approximately four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 19 – Fair Value of Financial Instruments.

11.      Investment in Grove Partnership

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and through 2013 was further diluted to approximately 9.32%. During 2014, certain limited partners voluntarily forfeited their interests back to the partnership which increased Gyrodyne’s interest to 10.12%.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the investment is held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, as of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake. In late October 2014, Westlake was approved by the Palm Beach County Commission to develop 4,546 homes, 2.1 million square feet of commercial development, a 3,000-student university and a 150-unit hotel. Minto Group announced on February 18, 2016 that groundbreaking for Westlake could take place in as early as 90 days and that residential sales were expected to begin in early 2017.

Pursuant to the original sale agreement for the Grove Property and given the status of development and sales, Gyrodyne does not expect distributions, if any, until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on the Grove’s receipts from Westlake and the liabilities and expenses of the Grove that must be settled prior to any distributions to Gyrodyne.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The Company is a limited partner in the Grove. The Grove does not have an audit, review or compilation of its financial statements, therefore, the Company is challenged to determine the collectability of any income generated by the Grove. As a result, the Company will not recognize income from the Grove and will not include in the statement of net assets any potential distributions from the Grove until the earlier of when cash distributions are received or upon receiving financial data that substantiates its results of operations.

12       Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Payroll and related taxes	$24,314	$51,057
Professional fees	245,637	117,633
Directors fees under the Retention Bonus Plan	52,910	-
Employee payments under the Retention Bonus Plan	28,490	-
Other	57,547	51,883
Total	$408,898	$220,573

13.      Income Taxes

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

The Corporation will file a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries, the final returns of which are expected to be filed on or prior to the extended due date of May 15, 2016. State tax returns are filed on a consolidated or separate basis depending on the applicable laws. The Corporation’s tax provision for the eight-months ended August 31, 2015 was $85,000. The tax provision was incurred, prior to the Merger, through its taxable REIT subsidiary, Flowerfield Properties, Inc. which files separate Federal and state tax returns and had an approximate 39% effective tax rate for the period ended September 30, 2015. Gyrodyne Special Distribution LLC files separate US Federal and State Tax Returns. The income tax expense is comprised of the following for the eight-months ended August 31, 2015 and the year ended December 31, 2014, respectively which reflects an approximate 39% effective rate on Flowerfield Properties, Inc.

The Company files federal and state income tax returns that include all 100% owned nontaxable REIT subsidiaries. The Company files separate federal and state income tax returns for its TRS.

The tax provision (benefit) for income taxes is comprised of the following:

	Eight-Months Ended August 31,	Year Ended December 31,
	2015	2014
Current:
Federal	$42,500	$641,640
State	42,500	108,360
	$85,000	$750,000
Deferred:
Federal	$-	$(1,315,000)
State	-	-
	-	(1,315,000)
Income tax provision (benefit)	$85,000	$(565,000)

The effective income tax rate is approximately 39% and 38% for the eight months ended August 31, 2015 and the year ended December 31, 2014, respectively. The actual provision differed from that computed at the federal statutory corporate rate as follows:

	August 31, 2015	December 31, 2014
Federal tax provision (benefit) at 34% statutory rate	$42,500	$(647,460)
State income tax expense, net of federal benefit	42,500	82,460
Income tax provision (benefit)	$85,000	$(565,000)

Current income tax liabilities consist of the following:

	December 31,	December 31,
	2015	2014
Current Tax Liabilities:
Flowerfield Properties, excluding recognized gain on the Grove	$11,162	$132,000
Recognized tax gain on the Grove	-	618,000
Total current tax payable	$11,162	$750,000

There are no deferred tax liabilities as of December 31, 2015 or 2014.

Prior to the Merger, the Company was taxed as a REIT for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualified for taxation as a REIT, it generally was not be subject to federal and state income tax. If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualified as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

As of December 31, 2014, approximately $618,000 of deferred taxes was payable with the balance recognized as a tax benefit. Such tax benefit was partially offset by tax liabilities of the taxable REIT subsidiary related to its management services agreement with GSD, the net impact of which was an increase in the current tax payable from $618,000 to $750,000, which was paid during 2015.

Flowerfield Properties, Inc. is the Company’s taxable REIT subsidiary which files separate federal and state tax returns. For the period ended August 31, 2015 and the year ended December 31, 2014, the taxable REIT subsidiary had taxable income related to the management of GSD of approximately $210,000 and $321,000, respectively resulting in a tax liability and related expense of $85,000 and $132,000, respectively.

14.      Retirement Plans

The Company sponsored a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2015, the Company contributed $1,465,892 to meet the funding obligations of the pension plan. During 2014, the Company was not required to, and did not, make any contributions to the Plan.

On November 25, 2013 the Company decided to terminate the Plan, subject to regulatory approval, and began the process, accordingly. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and submitted documentation to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. The Company received the IRS determination letter during 2015.

Upon termination of the Plan, non-vested benefits became fully vested, and the effects of future contribution levels ceased to be an obligation. The Plan has an accumulated net unrecognized loss. The loss from termination was added to the unrecognized pension loss and recognized in the financial statements.

The Plan contained two options for employees and beneficiaries to choose from upon termination of the Plan; annuity or lump sum. During 2014, the Company satisfied the elections made by all former employees and retirees resulting in the purchase of an annuity at a cost of $251,620 and lump sum distributions of $2,012,832. The Company recognized an expense associated with the funding of annuities or lump sum benefits versus the PBO obligation associated with the former vested employees of $324,998 which also is the net total pension expense for the year.

During 2015, the Company made $1,465,892 of additional contributions to meet the remaining funding obligations of the pension plan to cover employee elections and costs to complete the termination. In late December 2015, following the plans receipt of the funds from Gyrodyne, all former employees who elected lump sum payments or annuities were paid out in full. The Company filed the Post Distribution Certification for Standard Termination with the PBGC in February 2016 which formally completed the termination of the Company Plan.

Five active employees were vested and based on their elections, received their final distributions during 2015.

The following table provides the components of net periodic pension benefit cost for the Plan for the eight -months ended August 31, 2015 and twelve-months ended December 31, 2014 including the required and expected contributions:

	Eight-Months Ended August 31, 2015	Twelve-Months Ended December 31, 2014
Pension Benefits
Service cost	$-	$-
Interest cost	7,419	182,835
Expected return on plan assets	(6,858)	(361,243)
Amortization of prior service costs	92,786	22,576
Amortization of actuarial loss	442,212	-
Change in net gain due to settlement	(485,635)	480,830
Net periodic pension benefit cost After curtailments and settlements	$49,924	$324,998
Minimum required contribution	$-	$-
Expected contribution	$1,198,620	$-

Weighted-Average Assumptions
Discount rate	-%	4.68%
Expected return on plan assets	-%	8.00%
Rate of compensation increase	-%	3.00%

During the eight-months ended August 31, 2015, the Corporation made a $193,500 contribution to the Plan to supplement the liquidity needs to meet lump sum distribution elections. During the twelve-month period ended December 31, 2014, the Corporation did not make any contribution to the Plan. As a result of the termination of the pension plan, the Company contributed $1,465,892 ($193,500 in the first 8 months and the balance of $1,272,392 in December 2015) to satisfy the lump sum payment options. The aforementioned funding obligation included certain Plan investments in previously illiquid assets, that following the Merger, became liquid investments in Gyrodyne LLC and were sold with the resulting net proceeds utilized to arrive at the aforementioned funding obligation. As of December 31, 2014, the value under a Level 3 methodology of such assets was $800,767.

During the fourth quarter of 2015, the Company sold the remaining assets in the pension plan.  Based on the net proceeds, the Company had a reduction in the market value of the assets in the Plan during the fourth quarter of $104,774.

The Plan’s investment objectives were expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

The Plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2015	2014
Common Stock – Gyrodyne Company of America, Inc.	-%	8.6%
Gyrodyne Special Distribution, LLC	-%	23.9%
Gyrodyne Company of America – dividend notes	-%	24.7%
Fixed Income Funds	-%	23.9%
Other Funds	-%	18.9%
Total	-%	100.0%

As of December 31, 2014	Quoted Prices In An Active Market (Level 1)	Values Based On A Level 3 Methodology	Total

Common Stock – Gyrodyne Company of America, Inc. (shares of 34,325)	$140,733	$-	$140,733

Gyrodyne Special Distribution LLC (34,325 units)	-	394,051	394,051
Gyrodyne dividend notes	-	406,716	406,716
Taxable Fixed Income Funds	393,619	-	393,619
Corporate/Foreign Bonds	149,853	-	149,853
US Government Agency	142,241	-	142,241
Money Market Funds	17,267	-	17,267
Accrued Income	1,459	-	1,459
Total	$845,172	$800,767	$1,645,939

There were no assets utilizing the Level 2 methodology.

Prior to the Merger, the fair value of Gyrodyne dividend notes and the investment interest in Gyrodyne Special Distribution LLC are estimated based on a Level 3 methodology, additional details of which are discussed further in Note 19 - Fair Value of Financial Instruments.

The dividend notes were valued using a Level 3 methodology as the value is based on the risk of forfeiture and the terms including applicable interest rate, payment terms and maturity date. The Company has the ability to repurchase the notes on a voluntary basis from one or more holders. The notes were declared in late December 2013 and supplemented with three additional notes in 2014. As such, there have been changes in value, changes in valuation techniques and inputs, transfers in but not out of Level 3 and other changes to the notes since the date they were declared.

The investment in GSD is valued based on the proportionate interest in its net underlying real estate values. Such values were based on either a comparable sales methodology as well as valuations of the underlying real estate valuations based on comparable sales methodology and discounted cash flow analysis, both of which are considered a Level 3 methodology. The Company has the ability to indirectly repurchase the ownership interests. The ownership interests in GSD were distributed in late December 2013, close to year end December 31, 2013. There have been changes in value, changes in valuation techniques and inputs, no transfers in and out of Level 3 and no other changes to the investment since the distribution date.

The investment in GSD is valued based on the proportionate interest in its net underlying real estate values. Such values were based on either a comparable sales methodology as well as valuations of the underlying real estate valuations based on comparable sales methodology and discounted cash flow analysis, both of which are considered a Level 3 methodology. The Company has the ability to indirectly repurchase the ownership interests. The ownership interests in GSD were distributed in late December 2013, close to year end December 31, 2013. There have been changes in value, changes in valuation techniques and inputs, no transfers in and out of Level 3 and no other changes to the investment since the distribution date.

Following the Merger, both the dividend notes and the investment interest in Gyrodyne Special Distribution LLC were converted to common shares of Gyrodyne, LLC and valued using Level 1 methodology. Those shares were sold and the proceeds from the sales were used as part of the final funding obligation of the Plan.

The following table sets forth the Plan's funded status as of December 31, 2014:

2014
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$3,959,927
Interest cost	182,835
Actuarial loss	409,450
Benefits paid	89,275
Effect of settlement/curtailment	(2,264,452)
Projected benefit obligation at end of year	$2,198,485
Change in Plan Assets:
Fair value of Plan assets at beginning of year	$4,568,734
Actual return on Plan assets	(5,69,068)
Employer contributions	-
Benefits paid	(89,275)
Effect of settlement	(2,264,452)
Fair value of Plan assets at end of year	$1,645,939
Funded status at end of year – (underfunded) overfunded	$(552,546)
Amounts recognized in statement of financial position:
Current liability	$-
Non-current asset	99,847
Total	$99,847
Amounts recognized in accumulated Other Comprehensive Income (“OCI”):
Total net (gain)	$921,590
Total accumulated OCI (not adjusted for applicable tax)	$652,393
Weighted-average assumptions used to determine benefit obligations:
Discount rate	N/A
Rate of compensation increase	N/A

15.      Incentive Compensation Plan

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which are vested and not contingent on any future performance. The limited remaining unpaid benefit under the ICP was triggered upon the December 30, 2013 non cash dividend distribution of $20.70/share which was comprised of the distribution of Gyrodyne Special Distribution LLC. The Board deferred (through a board resolution) the cash payment due under the incentive compensation plan, related to that dividend, until such time as the Company makes cash distributions so as to ensure ICP participants are not paid prior to the shareholders. As a result of the resolution and pursuant to the ICP limitation defined and measured by the ICP, the cumulative total future payments that may be made is $233,200. Based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 will be paid until such future cumulative ICP payments reaches $233,200.

The allocation to ICP participants are below:

INCENTIVE PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	Total
Board of Directors[1]	$-	$131,758	$131,758
Chief Operating Officer	31,482	-	31,482
Former Chief Executive Officer	43,142	-	43,142
Chief Executive Officer	-	-	-
Chief Financial Officer	-	-	-
Other Employees [2]	26,818	-	26,818
Total	$101,442	$131,758	$233,200

1 $17,490 of the $131,758 relate to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 relate to employees who are no longer employees

16.      Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month. The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues. The controls and related processes enable the Company to timely identify and establish payment plans to minimize material losses from defaults. During the eight-months ended August 31, 2015 and the year ended December 31, 2014, the Company’s bad debt (income due to recoveries) /expense were $(23,000) and $51,000, respectively. The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due. The Company collected on certain outstanding receivables that it previously provided for under an allowance for bad debt. The collection of such amounts resulted in income of $23,000.

As of December 31, 2015 and 2014, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2015	December 31, 2014
Beginning balance	$89,000	$74,000
Bad debt (income) expense	(23,000)	51,000
Accounts receivable (written off)	(17,000)	(36,000)
Ending Balance	$49,000	$89,000

17.      Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2015 and 2014. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

18.      Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2016	$3,799,000
2017	2,821,000
2018	2,520,000
2019	1,936,000
2020	1,506,000
Thereafter	3,463,000
$16,045,000

Other commitments and contingencies - As of December 31, 2015, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	77,100
Total	$910,300

Employment agreements - The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer (collectively, the “Agreements”), each executed during the quarter ended June 30, 2013. Each of the Agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $77,100.

As of December 31, 2015, the commitment related to severance is approximately $677,100.

Retention Bonus Plan –In May 2014, our Board authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s plan to sell our properties opportunistically (including related enhancement efforts), to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the Board of the Company or its successor in consultation with its President.

Although no retention bonus payments were made in 2015, the Company has accrued the amount attributable under the plan with respect to the sale of 5 Medical Drive, Port Jefferson. The Company has concluded to sell the buildings in the Port Jefferson Professional Park as individual units versus a single transaction. Bonuses have been earned on the sale of those buildings, however, the Board has concluded that the bonuses should not be paid until all ten buildings are sold and the measurement of such bonuses should be based on the combined appraisal of all ten buildings versus measuring them based on the individual building appraisals. The Compensation Committee concluded that this is in the best interest of the shareholders as it avoids a potential scenario where the Company might pay bonuses for values in excess of the appraisal on some individual buildings and proceeds from the subsequent sale of other buildings are below the appraised values on those buildings.

19.       Fair Value of Financial Instruments

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,001,722*	$5,001,722*	$5,950,098	$5,950,098

*During 2015, the Company received $904,997 in principal repayments.

The Company’s investments in marketable securities are limited to mortgage backed securities which have either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). During 2014, the Company made additional investments in such securities. The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

Fair Value Measurements:

The below table presents the Company's impaired real estate assets measured at fair value on a recurring and non-recurring basis as of December 31, 2014. The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly the Company no longer reports impaired real estate but reports all real estate at their fair value.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2015 and 2014, the carrying value of the Company’s investment was $0.

20.      Impairment of Real Estate Investments

Prior to the Merger, the Company assessed on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. The Company did not recognize any impairment charges during 2015. During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value. Following the adoption of the liquidation basis of accounting, the Company reviews the value of its real estate quarterly and increases or decreases it to reflect the current liquidating fair value.

21.       Notes Payable

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a subordinated global dividend note due June 30, 2017 (“Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note carried interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and was to be paid in cash or in the form of additional notes. On June 16, 2014, December 15, 2014, and June 15, 2015 the initial, second and third semi-annual interest payments on the Dividend Note were paid in kind in the form of uncertificated interests in subordinated global notes due June 30, 2017 in the principal amount of $302,813 and $403,750, and $403,750, respectively, that otherwise are identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

On September 12, 2014, the Board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend was paid in the form of non-transferrable interests in a subordinated global dividend note on December 31, 2014 to all shareholders of record on September 26, 2014. The dividend was intended to prevent the imposition of federal corporate income tax on the Company’s previously undistributed 2013 REIT taxable income.

The following table summarizes the total notes payable as of December 31, 2014:

December 31, 2014
Global Dividend Note issued January 2014	$16,144,614
Global Note issued June 2014	302,813
Global Note issued December 2014	403,750
Global Dividend Note issued December 2014	682,033
Total Notes Payable	$17,533,210

In June 2015, the third semi-annual interest payment on the Dividend Note was paid in the form of uncertificated interests in a subordinated global note in a principal amount of $403,750. As a result of the Merger, the notes plus any accrued and unpaid interest were exchanged for approximately 30% of the common shares in Gyrodyne, LLC.

22.      Equity

During 2015, the following equity transactions were consummated:

Rights offering:

On May 19, 2015, the Corporation announced the commencement of a rights offering pursuant to a registration statement on Form S-1. The Corporation effected the rights offering through the distribution of non-transferable subscription rights to purchase shares of its common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. The rights offering did not contain an overallotment option.

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

Merger:

Special Meeting and Consummation of Merger

On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015. The Merger completed the Corporation’s tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest). The common shares of Gyrodyne, LLC issued in the Merger were issued pursuant to an effective registration statement on Form S-4. Common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015.

Dividend:

There were no equity transactions during 2014 other than a dividend note of $682,033 or $0.46 per share issued on December 31, 2014 to stockholders of record on September 26, 2014. The dividend note of $682,033 was intended to prevent the imposition of federal corporate income tax on Gyrodyne’s remaining undistributed 2013 REIT taxable income.

Accumulated Other Comprehensive Income(Loss):

The changes in accumulated other comprehensive income (loss) by component, on a net of tax basis are as follows:

	Pension Plan Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance – January 1, 2014	$183,962	$(65,173)	$118,789
Other comprehensive income before reclassifications	(511,357)	83,884	(427,473)
Amounts reclassified from accumulated other comprehensive income	(324,998)	-	(324,998)
Net current period other comprehensive income	(836,355)	83,884	(752,471)
Balance – December 31, 2014	(652,393)	18,711	(633,682)
Other comprehensive income before reclassifications	(758,649)	(10,162)	(768,811)
Amounts reclassified from accumulated other comprehensive income		-
Net current period other comprehensive loss	(758,649)	(10,162)	(768,811)
Balance – August 31, 2015	$(1,411,042)	$8,549	$(1,402,493)

23.       Significant Tenants

For the year ended December 31, 2015, rental income from the three largest tenants represented 8%, 6% and 5% of total rental income.

For the years ended December 31, 2014, rental income from the three largest tenants represented 8%, 5% and 5% of total rental income.

24.      Contingencies

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its Board (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The complaint alleges, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Proxy Statement/Prospectus.

On July 20, 2015, the plaintiff filed a supplemental complaint with the Court.   The claims, relief sought, and Defendants named in the supplemental complaint remained the same.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be affected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  The Settlement further provides that plaintiff may apply to the Court for an award of attorneys' fees and expenses not to exceed $650,000 in the aggregate.

The Company's directors and officers liability insurance policy ("D&O") provides reimbursement for the settlement in excess of the deductible. Based on expenses incurred to date, the Company estimates that approximately $350,000 will be reimbursed by its D&O policy. Accordingly, the Company has included the balance of $300,000 in the liability in excess of receipts. A hearing before the Court to address the parties' application for approval of the Settlement has been scheduled for April 8, 2016.

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

25.      Related Party Transactions

The Chairman of the Board of Gyrodyne LLC is also the Chairman of the Board of Directors of a not-for-profit corporation under New York Law in which he does not earn any compensation or receive any other financial benefit. The Company entered into certain leasing relationships with an entity related to the not-for-profit company under New York Law with which the chairman also does not have any financial relationship. The leasing terms comprise 1,905 square feet and an annual and total lease commitment of $20,955 and $62,865, respectively. The Company provided certain rent abatements and tenant incentives which the Company believes were at arm’s length market rates.

Paul Lamb, the Company’s Chairman, also serves as a partner in Lamb & Barnosky, LLP. Lamb & Barnosky LLP provided pro bono legal representation to the not-for-profit corporation under New York Law on the lease.

The independent members of the Board of the Company approved the transaction.

26.      Subsequent Events

Acquisition:

In March 2016, the Company acquired a 4 acre undeveloped land parcel bordering one of its properties for $150,000. Based on market research and feasibility studies, the Company believes the land provides a significant catalyst to maximizing density and therefore increased value to one of its medical office parks.

Sale of Real Estate:

On February 4, 2016 the Company has entered into a Purchase and Sale Agreement to sell the Fairfax Medical Center in Fairfax, Virginia for a purchase price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”).

The material terms of the agreement, as amended, provide for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that will be applied to the purchase price at closing; (ii) an evaluation period that will expire on April 11, 2016, during which time JAG shall have the right to terminate the agreement by written notice to VHC, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG will have the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the agreement is not terminated on or prior to April 11, 2016, JAG will be obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iv) unless JAG terminates the agreement on or prior to April 11, 2016, the closing shall occur on or before May 4, 2016. The agreement also contains a master lease (2 year term for approximately 4,700 square feet) to Gyrodyne for approximately $210,000 due quarterly if certain vacancies are not re-tenanted. The Company is actively marketing the space, the success of which will directly reduce the master lease obligation. The agreement also contains additional customary covenants, conditions, representations and warranties.

On January 13, 2016, the Company sold the property located at 6 Medical Drive, Port Jefferson Station, New York, for $850,000 to Six Med Realty, LLC, a New York limited liability company.

The Company also entered into a Purchase and Sale Agreement dated as of February 10, 2016 to sell the real property known as 4 Medical Drive, Port Jefferson Station, New York for $900,000 to 4 Medical Drive Associates LLC, subject to an evaluation period that will expire on April 10, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $90,000 deposit. Unless so terminated, the agreement provides for a closing on or before May 25, 2016.

In addition, the Company entered into a Purchase and Sale Agreement dated as of March 4, 2016 to sell the real property known as 8 Medical Drive, Port Jefferson Station, New York for $820,000 to PMC Equities 8 LLC, subject to an evaluation period that will expire on May 4, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $82,000 deposit. Unless so terminated, the agreement provides for a closing on or before May 25, 2016.