Form 10-Q
period 2016-03-31
Gyrodyne, LLC
filed 2016-05-13
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On May 13, 2016, 1,482,680 shares of the Registrant’s common interests outstanding

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF NET ASSETS AT MARCH 31, 2016 AND

DECEMBER 31, 2015

(Liquidation Basis)

	March 31,	December 31,
	2016 (Unaudited)	2015
ASSETS:
Real estate held for sale	$45,962,157	$46,950,000
Cash and cash equivalents	6,189,330	5,875,596
Investment in marketable securities	4,887,013	5,001,722
Rent receivable	43,224	64,393
Total Assets	$57,081,724	$57,891,711

LIABILITIES:
Accounts payable	$315,313	$499,669
Accrued liabilities	433,540	408,898
Deferred rent liability	84,569	12,509
Tenant security deposits payable	482,361	483,556
Income taxes payable	-	11,162
Estimated liquidation and operating costs net of receipts	12,193,937	13,020,340
Total Liabilities	13,509,720	14,436,134
Net assets in liquidation	$43,572,004	$43,455,577

See notes to condensed consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2015		$43,455,577
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$(137,843)
Change in market value of securities	80,991
Remeasurement of assets and liabilities	173,279
Total changes in net assets in liquidation		116,427
Net assets in liquidation, at March 31, 2016		$43,572,004

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

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

The Corporation had previously approved the Merger on behalf of GSD and Gyrodyne in its capacity as managing member of GSD and Gyrodyne, respectively.

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

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of the properties has not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common interests or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common interests, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

Prior to the Merger, the Corporation was a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Corporation managed its business as one operating segment. Prior to December 30, 2013, the Corporation’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial properties and the development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Corporation distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC, which owned 100% of the interests (through GSD’s subsidiaries) in the Corporation’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Corporation, with Flowerfield Properties, Inc. (“FPI”) having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. Accordingly, we may use references to "we" or "our" to refer to the Company, the Corporation, taxable REIT subsidiary (“TRS”), FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties”, or “FPI’s properties” (or derivations thereof) interchangeably in this report as they relate to periods preceding August 31, 2015.

Substantially all of the properties are subject to net leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property (the “Grove Property”). Following the Merger, the interest continues to be owned indirectly through FPI, its wholly-owned subsidiary. FPI is a “C” corporation; accordingly any income generated by FPI will be subject to a corporate level income tax. For further information see Footnote 15.

Net of the dispositions through May 13, 2016 (see Footnote 8), the Company controls one remaining medical office park and eight of fourteen buildings in a second medical office park, together comprising approximately 65,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. Inclusive of the industrial park, the Company owns approximately 68 acres of property in St. James, New York. The remaining medical office park, the block of eight buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park and the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax, provided that distributions were made to its shareholders equal of at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities were required to be conducted in an entity that elected to be treated as a TRS under the Code. The Corporation had one TRS, FPI, which was subject to federal and state income tax on the income from these activities. FPI continues as a wholly-owned subsidiary of Gyrodyne LLC, and any income generated by FPI is subject to corporate level taxes.

Pursuant to the Merger, all of the assets and liabilities of the Corporation and GSD were merged with and into and became assets and liabilities of Gyrodyne, LLC. In addition, the notes issued by the Corporation were redeemed with equity interests in Gyrodyne.

2.     Strategic Process:

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

On June 5, 2014, the Corporation announced that a special meeting of shareholders of the Corporation would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Corporation would be asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Corporation and GSD with and into Gyrodyne a subsidiary of the Corporation. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting took place by August 30, 2014. The special meeting was postponed until August 27, 2014 and then on August 25, 2014, the Corporation announced the postponement of the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and the changed the shareholder record date to October 31, 2014. The Corporation had been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced a further postponement of the special meeting until the middle of 2015.

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

Special Meeting and Consummation of Merger

Following the completion of the rights offering on June 17, 2015, the Corporation’s board of directors established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and to be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors, and against GSD and Gyrodyne. See Part II, Item 1, “Legal Proceedings”. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common interests of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common interests of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common interests of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common interests of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

3.	Significant accounting policies:

The condensed consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of the Flowerfield and Cortlandt Manor properties may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all of the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed during 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company is conducting market research and associated concept analysis to determine the value associated with the highest and best use for the Flowerfield Property as well as the property associated with the Cortlandt Medical Center. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties adjacent to its existing properties (acquisitions if any will be limited to those that the Company believes will be a catalyst to increasing the value of its existing properties), pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The actual costs of such research and the associated values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land development costs, general and administrative fees, litigation settlement, director and officer liability and reimbursement post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation during 2018. However, the Company may pursue avenues to achieve the highest and best use of certain of its properties that may result in the liquidation being extended beyond December 31, 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2015 and with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014, the supplement, dated July 1, 2015, and the supplement no. 2, dated August 17, 2015 to the proxy statement/prospectus dated July 1, 2014 and the S-1/A filed with the SEC on May 15, 2015.

B.  Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets in liquidation by the number of shares outstanding.

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

4.	Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month period ended March 31, 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

5.     Principles of Consolidation:

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

6.     Statement of Net Assets in Liquidation:

Following the Merger, effective September 1, 2015, the Company reports its financial results on the statement of net assets in liquidation and the statement of changes in net assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions. Net assets in liquidation at March 31, 2016 would result in liquidating distributions of approximately $29.39 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018), excluding any interim distributions, is estimated based on the March 31, 2016 combined cash balance and marketable securities of $11.1 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts for the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all its real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, director and officer liability and reimbursement insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.

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

In the initial adoption of the liquidation basis of accounting which was effective with the Merger, the consolidated statement of changes in net assets in liquidation contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at the liquidating value.

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

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.15 million (included in the statement of net assets) in charges over calendar years 2016 and 2017, inclusively, to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

The net assets in liquidation at March 31, 2016 would result in estimated liquidating distributions of approximately $29.39 per Common Share (1,482,680 shares outstanding), excluding any additional sales proceeds, which result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land development efforts, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

7.     Liability for Estimated Costs in Excess of Receipts during Liquidation:

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land development costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current fair value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known ), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid through-out the liquidation period.

As of December 31, 2015, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation which is expected to be complete during 2018:

Amount
Rents and reimbursements	$6,440,325
Property operating expenses	(3,596,704)
Capital expenditures excluding land development costs and land purchases	(612,704)
Land development costs	(3,154,490)
Corporate expenditures(1)	(7,778,675)
Estimated real estate selling costs	(2,817,000)
Retention bonus payments to Directors	(1,263,730)
Retention bonus payments to executives and other employees	(680,470)
Less prepaid expenses and other assets	443,108
Liability for estimated costs in excess of estimated receipts during liquidation	$(13,020,340)

(1)Includes all general and administrative fees, litigation settlement, director and officer liability and reimbursement post liquidation insurance tail coverage policy and final liquidation costs.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2016 through March 31, 2016 is as follows:

	January 1, 2016	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2016
Assets:
Estimated rents and reimbursements	$6,440,325	$(1,188,837)	$88,300	$5,339,788
Liabilities:
Property operating costs	(3,596,704)	601,164	14,557	(2,980,983)
Capital expenditures excluding land development costs and land purchases	(612,704)	69,295	-	(543,409)
Land development costs	(3,154,490)	416,955	-	(2,737,535)
Corporate expenditures	(7,778,675)	646,343	(123,075)	(7,255,407)
Selling costs on real estate assets	(2,817,000)	54,308	172,821	(2,589,871)
Retention bonus payments to Directors	(1,263,730)	54,730	13,439	(1,195,561)
Retention bonus payments to Executives and other employees	(680,470)	29,470	7,237	(643,763)
Less prepaid expenses and other assets	443,108	(30,304)	-	412,804
Liability for estimated costs in excess of estimated receipts during liquidation	$(13,020,340)	$653,124	$173,279	$(12,193,937)

8.	Disposition Activities:

Port Jefferson Professional Park. In November 2015, the Company entered into purchase and sale agreements for the sale of two approximate 4,000 square foot buildings in the Port Jefferson Professional Park. The first building closed at a price of $760,000 on December 30, 2015 and the second building closed at a price of $850,000 on January 13, 2016. Furthermore, in February and March 2016, the Company entered into purchase and sale agreements for the sale of two additional buildings in the Port Jefferson Professional Park for approximately $900,000 and $820,000. The purchase price did not change following the completion of due diligence and both sales are expected to close on or before May 25, 2016.

     The Company also entered into a Purchase and Sale Agreement dated as of May 9, 2016 to sell the real property known as 3 Medical Drive, Port Jefferson Station, New York for $885,000 to Tameshasyl Realty LLC, subject to an evaluation period that will expire on July 8, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $88,500 deposit. Unless so terminated, the agreement provides for a closing on or before July 29, 2016.

Fairfax Medical Center. On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000, payments due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company was, and following the sale, JAG continues to actively market the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties.

On April 25, 2016, in response to the purchasers due diligence results, the Company Amended the Purchase and Sale Agreement between VHC and JAG Associates LLC as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions.
b.

Amended the Master Lease obligation which among other things effectively reduces the seller’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the liability of the seller from approximately $210,000 to approximately $155,000. Consistent with the original Master lease, the seller will continue to get credit toward the Master Lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the Master Lease becomes satisfied through leases to one or more third party tenants, the Master Lease will terminate and VHC will have no further obligation to pay rent thereunder. The purchaser has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the Master Lease, Gyrodyne, LLC agreed to guarantee full performance of the Master Lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, the Company closed on the sale of the Fairfax Medical Center based on the above terms. Based on the aforementioned terms, VHC has a Master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with rent of $19,375 due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants.

9.     Investment in Marketable Securities:

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. The unrealized gains or loss for the period in the securities and the fair value of the securities at the end of the period are reflected in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

The Company reviews its investments on a regular basis and adjusts the balance to fair value in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

The historical cost and estimated fair value of investments in marketable securities available for sale as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Amortized cost	$4,830,690	$5,026,390
Gross unrealized (losses) gains	56,323	(24,668)
Fair value*	$4,887,013	$5,001,722

* $191,203 in principal repayments was received during the three months ended March 31, 2016

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At March 31, 2016 and December 31, 2015, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. None of the unrealized losses at December 31, 2015 were considered to be other-than-temporarily impaired; therefore the prior year unrealized losses were reported in the Condensed Consolidated Statement of Comprehensive Income (Loss) and the reversal of those losses were also reported in the Condensed Consolidated Statement of Comprehensive Income (Loss). As of September 1, 2015, all securities are reported at fair value and the changes are reported in the statement of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

10.	Income Taxes:

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a pass through entity with the taxable income or loss reported annually on a Form K-1 to its shareholders pro rata. FPI is a wholly-owned subsidiary of the Company. FPI is a “C” corporation and therefore any income generated by FPI is subject to a corporate level tax.

11.	Incentive Compensation Plan:

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which are vested and not contingent on any future performance. The limited remaining unpaid benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70/share which was comprised of the distribution of Gyrodyne Special Distribution LLC. The Board deferred (through a board resolution) the cash payment due under the ICP, related to that dividend, until such time as the Company makes cash distributions so as to ensure plan participants are not paid prior to the shareholders. As a result of the resolution and pursuant to the ICP limitation defined and measured by the ICP, the cumulative total future payments that may be made is $233,200. Based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 will be paid until such future cumulative ICP payments reaches $233,200.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is a participant in the ICP.

There were no ICP payments made during the three months ended March 31, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 relate to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 relate to former employees

12.	Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at March 31, 2016 and December 31, 2015.

13.	Commitments and Contingencies:

Lease revenue commitment

Excluding the rental revenue for the period after property sales through May 13, 2016, the approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount
2017	$2,244,489	(a)
2018	1,481,606
2019	1,259,129
2020	764,326
2021	480,042
Thereafter	990,944
	$7,220,536

(a)	Includes the monthly lease obligations through May 3, 2016 on the Fairfax Medical Center of $128,842

Other commitments and contingencies

As of March 31, 2016, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	77,100
Total	$910,300

On May 4th, 2016, the Company closed on the sale of the Fairfax Medical Center. Based on the terms, VHC has a Master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with rent of $19,375 due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. For further discussion see Footnote 8.

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

As of March 31, 2016, the commitment related to severance is approximately $677,100.

The bonus amounts included in the estimated liquidation and operating costs in excess of operating receipts in the statement of net assets in liquidation and the statement of changes in net assets in liquidation is $1.8 million, of which approximately $1.2 million and $0.6 million relate to directors and employees, respectively. This amount is an estimate based on anticipated sales prices at appraisal values. See “Retention Bonus Plan” below for a description on calculating the bonus amounts.

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

The Retention Bonus Plan provides for a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

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

14.	Recent Accounting Pronouncements:

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The adoption of this pronouncement did not have a material effect on Company’s consolidated financial position or results of operations.

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

15.	Fair Value of Financial Instruments:

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements.

The Company follows authoritative guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Effective with the Merger, the Company adopted the liquidation basis of accounting and reports all assets and liabilities at fair value, accordingly.

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

The following table represents the carrying value and fair value on a recurring basis of the Company’s financial assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016		December 31, 2015
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,887,013	$4,887,013*	$5,001,722	$5,001,722

* $191,203 in principal repayments was received during the first three-months of 2016.

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

Fair Value Measurements:

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)
Real estate assets	$45,962,157	$—	$—	$45,962,157

The Company estimates the fair value of its real estate assets by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated. The following table represents the change in the fair value of the Company’s real estate assets during the three-months ended March 31, 2016:

Real estate assets at December 31, 2015	$46,950,000
Real estate sold during the three-months ended March 31, 2016	(850,000)
Change in value of real estate assets sold	(137,843)	(a)
Real estate assets at March 31, 2016	$45,962,157

(a) On April 25, 2016, in response to the purchasers due diligence results on the Fairfax Medical Center, the Company amended the purchase and sale agreement. The reduction in value of $137,843 represents the net reduction in value of the Fairfax Medical Center compared to that which was reported in the Statement of Net Assets at December 31, 2015.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the investment was held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, as of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 (which was paid in the second quarter of 2015) and a tax benefit of $697,000, accordingly. While the Company did not receive any distribution in connection with the sale, under the agreement with the purchaser, the Grove may receive future payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment was $0.

16.	Related Party Transactions:

The Chairman of the Board of Gyrodyne LLC was previously the Chairman of the Board of Directors of a not-for-profit corporation under New York Law in which he does not earn any compensation or receive any other financial benefit. In late 2014, the Company entered into certain leasing relationships with an entity related to the not-for-profit company under New York Law with which the chairman also does not have any financial relationship. The leasing terms comprise 1,905 square feet and an annual and total lease commitment of $20,955 and $62,865, respectively. The Company provided certain rent abatements and tenant incentives which the Company believes were at arm’s length market rates.

Paul Lamb, the Company’s Chairman, is a partner in Lamb & Barnosky, LLP which provided pro bono legal representation to the not-for-profit corporation under New York Law on the lease.

During the three months ended March 31, 2016, the Company received rental revenue of $5,715.

The independent members of the Board of the Company approved the transaction. During April 2016, Paul Lamb resigned as the Chairman of the Board of Directors of the not-for-profit corporation, and therefore any post March 31, 2016 revenues, transactions, actions and or costs will not be disclosed under related party transactions.

17.	Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period. Prepaid expenses and other assets have been netted against estimated liquidation and operating costs net of receipts on the statement of net assets.

18. Subsequent Events:

Port Jefferson Professional Park. The Company entered into a Purchase and Sale Agreement dated as of May 9, 2016 to sell the real property known as 3 Medical Drive, Port Jefferson Station, New York for $885,000 to Tameshasyl Realty LLC, subject to an evaluation period that will expire on July 8, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $88,500 deposit. Unless so terminated, the agreement provides for a closing on or before July 29, 2016.

Fairfax Medical Center. On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000, payments due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company was, and following the sale, JAG continues to actively market the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties.

On April 25, 2016, in response to the purchasers due diligence results, the Company Amended the Purchase and Sale Agreement between VHC and JAG Associates LLC as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions.
b.

Amended the Master Lease obligation which among other things effectively reduces the seller’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the liability of the seller from approximately $210,000 to approximately $155,000. Consistent with the original Master lease, the seller will continue to get credit toward the Master Lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the Master Lease becomes satisfied through leases to one or more third party tenants, the Master Lease will terminate and VHC will have no further obligation to pay rent thereunder. The purchaser has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the Master Lease, Gyrodyne, LLC agreed to guarantee full performance of the Master Lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, the Company closed on the sale of the Fairfax Medical Center based on the above terms. Based on the aforementioned terms, VHC has a Master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with rent of $19,375 due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities the owned or controlled by it. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three -months ended March 31, 2016.

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

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of the properties has not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of the Flowerfield and Cortlandt Manor properties may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common interests or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common interests, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

Prior to the Merger, the Corporation was a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Corporation managed its business as one operating segment. Prior to December 30, 2013, the Corporation’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial properties and the development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Corporation distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC, which owned 100% of the interests (through GSD’s subsidiaries) in the Corporation’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Corporation, with Flowerfield Properties, Inc. (“FPI”) having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designated sole management authority to the Corporation, the Corporation concluded that GSD was a variable interest entity and that GSD’s financial statements should be consolidated with the Corporation’s. Accordingly, we may use references to "we" or "our" to refer to the Company, the Corporation, taxable REIT subsidiary (“TRS”), FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties”, or “FPI’s properties” (or derivations thereof) interchangeably in this report as they relate to periods preceding August 31, 2015.

Substantially all of the properties are subject to net leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property (the “Grove Property”). Following the Merger, the interest continues to be owned indirectly through FPI, its wholly-owned subsidiary. FPI is a “C” corporation and therefore any income generated by FPI will be subject to a corporate level income tax. For further information see Footnote 15.

Excluding the dispositions through May 13, 2016, the Company controls one remaining medical office park and eight of fourteen buildings in a second medical office park, together comprising approximately 65,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. Inclusive of the industrial park, the Company maintains approximately 68 acres of property in St. James, New York. Each medical office park, the block of eight buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park and the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

Prior to the Merger, the Corporation operated as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). As a REIT, the Corporation generally was not subject to federal and state income tax, provided that distributions were made to its shareholders equal to at least 90% of its REIT taxable income as defined under the Code. The Corporation was permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities were required to be conducted in an entity that elected to be treated as a TRS under the Code. The Corporation had one TRS, FPI, which was subject to federal and state income tax on the income from these activities. FPI continues as a wholly-owned subsidiary of Gyrodyne LLC and any income generated by FPI will continues to be subject to corporate level taxes.

Pursuant to the Merger, all of the assets and liabilities of the Corporation and GSD were merged with and into and became assets and liabilities of Gyrodyne, LLC, but continue to be owned through single asset LLCs. In addition, the notes issued by the Corporation were redeemed with equity interests in Gyrodyne.

Plan of liquidation:

In adopting the Plan of Liquidation for federal income tax purposes, the Corporation’s Board also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The Merger on August 31, 2015 completed the liquidation of the Corporation for federal income tax purposes within the two year period from the adoption of the Plan of Liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”) even though the actual disposition of the properties within the same period had not necessarily occurred. Our Board believed that the prompt completion of the Tax Liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would permit the Company to seek enhancements to the value of the Flowerfield and Cortlandt Manor properties by pursuing various development or zoning opportunities.

Following the merger, effective September 1, 2015 the Company adopted the liquidation basis of accounting, and accordingly will only report discontinued operations in the periods preceding the merger.

Properties under contract or sold:

Port Jefferson Professional Park. In November 2015, the Company entered into purchase and sale agreements for the sale of two approximate 4,000 square foot buildings in the Port Jefferson Professional Park. The first building closed at a price of $760,000 on December 30, 2015 and the second building closed at a price of $850,000 on January 13, 2016. Furthermore, in February and March 2016, the Company entered into purchase and sale agreements for the sale of two additional buildings in the Port Jefferson Professional Park for approximately $900,000 and $820,000. The purchase price did not change following the completion of due diligence and both sales are expected to close on or before May 25, 2016.

The Company also entered into a Purchase and Sale Agreement dated as of May 9, 2016 to sell the real property known as 3 Medical Drive, Port Jefferson Station, New York for $885,000 to Tameshasyl Realty LLC, subject to an evaluation period that will expire on July 8, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $88,500 deposit. Unless so terminated, the agreement provides for a closing on or before July 29, 2016.

Fairfax Medical Center. On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were to be applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were to be applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000 due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company was actively marketing the space, and following the sale, JAG will continue to market such space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties.

On April 25, 2016, in response to the purchasers due diligence results, the Company Amended the Purchase and Sale Agreement between Virginia Healthcare Center LLC and JAG Associates LLC as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions.
b.

Amended the Master lease obligation which among other things effectively reduces the seller’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the liability of the seller from approximately $210,000 to approximately $155,000. Consistent with the original Master lease, the seller will continue to get credit toward the Master Lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the Master Lease becomes satisfied through leases to one or more third party tenants, the Master Lease will terminate and VHC will have no further obligation to pay rent thereunder. The purchaser has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the Master Lease, Gyrodyne, LLC agreed to guarantee full performance of the Master Lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, the Company closed on the sale of the Fairfax Medical Center in accordance with the above terms. In accordance with the above terms, VHC has a Master Lease obligation (guaranteed by the Company) reflecting a total liability of $155,000 on 3,852 square feet. The Master lease obligation is due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants.

Land Development

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the first three months of 2016, the Company incurred approximately $417,000 of land development costs, of which approximately $210,000 was for the purchase of adjacent land and related closing costs. The Company believes the acquired land will significantly enhance the achievable density on our entire land. The Company estimates that it may incur approximately $3.15 million in total charges during the two years ending December 31, 2017, to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

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

Competition among industrial and medical office rental properties on Long Island and Cortlandt Manor, New York is intense. Furthermore, the Company also competes in the development of industrial, medical office and residential property where the competition is equally intense. Numerous commercial property owners compete with the Company in attracting tenants. Many are substantially larger than the Company.

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

Following the FOMC meeting in April 2016, the FOMC decided to maintain the target range for the federal funds rate at 1/4 to 1/2 percent. The monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation. Furthermore, the FOMC is continuing its policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction, and it anticipates doing so until normalization of the level of the federal funds rate is well under way. This policy further supports accommodative financial conditions as it serves to help support maintaining low long term interest rates.

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

The aforementioned economic and industry trends may adversely impact our financial condition and our estimated net assets in liquidation because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Westchester and Suffolk Counties in New York and, prior to the sale on May 4th, 2016, Fairfax County in Virginia. Our current portfolio, net of sales through May 13, 2016, consists primarily of medical office and industrial buildings comprising approximately 195,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, the Company’s estimated net assets in liquidation could be adversely effected, which could reduce our estimated distributions.

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

As of March 31, 2016 the average effective rental revenue per square foot adjusted for tenant improvements was $19.75 compared to $19.52 on December 31, 2015. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases. Excluding properties sold through May 13 2016, the average effective rate is $18.25.

Business Strategy

On December 30, 2013, the Corporation distributed to its shareholders all of the equity interests of GSD, which owned 100% of the interests in the Corporation’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Corporation, with the Corporation having the contractual right to manage the business and properties of GSD. The board of directors also approved the Plan of Merger, subject to the approval of shareholders of the Corporation holding at least two-thirds of the outstanding shares, pursuant to which the Corporation and GSD would be merged with and into Gyrodyne, LLC with the Corporation’s shareholders, holders of GSD equity interests and holders of interests in the Notes all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Corporation announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Corporation was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares were voted in favor of the Merger.  Despite the overwhelming percentage of received votes in favor of the Merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced that the Corporation’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. Given the small size of holdings of many shareholders of the Corporation and the nature of various holders, the Corporation believed many holders may not have paid enough attention to the Merger to exercise their right to vote in 2014. The Corporation and its advisors continued to analyze potential options in the best interests of the Corporation and its shareholders, which may have included enhancements designed to facilitate the ability to complete the merger transaction. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC, for a rights offering to its existing shareholders. The Corporation commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of the Corporation and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of the Corporation’s shareholders the opportunity to participate.

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

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter we completed within the two year deadline, the tax plan of liquidation by completing the merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue to be done in a tax efficient manner. The remaining strategy involves a balance between preserving capital and improving the market value of the real estate portfolio as the Company works towards accomplishing its overall plan to dissolve. The Company plans to dissolve after the disposition of all of its real property assets, applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and has made liquidating distributions to holders of Gyrodyne common interests. To accomplish this, the Company’s objectives are:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the opportunistic sale of certain properties or real estate assets;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to that which preserves or improves the market value of the real estate portfolio;
●	balancing working capital and funds available for the development process with making distributions during the liquidation process;

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the completion of the liquidation of the Company takes until 2018, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.6 million, prior to any future dividend distributions. Such cash would equate to future post-merger liquidating distribution of $29.39 per share based on the post merged surviving company, Gyrodyne LLC, having 1,482,680 common interests outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on the Flowerfield and Cortlandt Manor properties. While the real estate market is dynamic and the economy is volatile, the Company believes the internal rate of return from the estimated investment of $3.15 million on enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, while it could be argued that approximately $1 million of land development costs are for environmental impact and other infrastructure studies that can be utilized by a potential buyer, such value was not included in the fair value of the real estate disclosed in the statement of net assets. For a further discussion see the 2015 Form 10-K annual report filed on March 31, 2016 and the supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy filed on July 1, 2014 including the section titled The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC interests), which is located on pages 67 through 69.

The statement of net assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on the Flowerfield and Cortlandt Manor properties through certain land development efforts (mainly restricted to researching highest and best use and the pursuit of certain related entitlements, special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land development costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during the business plan of liquidation, which may include certain enhancement efforts. While certain professional fees, such as legal expenses and the fees of outside financial advisors remained high during 2015, they were mainly incurred to support and complete the Corporation’s tax plan of liquidation via the Merger. The Company believes the legal and related consulting fees, excluding advisory fees to support the land development effort, will be significantly reduced going forward. Nevertheless, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

First Quarter 2016 Transaction Summary

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2016.

Acquisition Activity:

In March 2016, the Company acquired a four acre undeveloped lot for $210,000 including related costs which the company believes is synergistic to maximizing the value on one of its properties.

Disposition Activity:

Port Jefferson Professional Park. In November 2015, the Company entered into purchase and sale agreements for the sale of two approximate 4,000 square foot buildings in the Port Jefferson Professional Park. The first building closed at a price of $760,000 on December 30, 2015 and the second building closed at a price of $850,000 on January 13, 2016. Furthermore, in February and March 2016, the Company entered into purchase and sale agreements for the sale of two additional buildings in the Port Jefferson Professional Park for approximately $900,000 and $820,000. The purchase price did not change following the completion of due diligence and both sales are expected to close on or before May 25, 2016.

The Company also entered into a Purchase and Sale Agreement dated as of May 9, 2016 to sell the real property known as 3 Medical Drive, Port Jefferson Station, New York for $885,000 to Tameshasyl Realty LLC, subject to an evaluation period that will expire on July 8, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $88,500 deposit. Unless so terminated, the agreement provides for a closing on or before July 29, 2016.

Fairfax Medical Center. On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were to be applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were to be applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000 due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company was actively marketing the space, and following the sale JAG is required to continue to actively marketing the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties.

On April 25, 2016, in response to the purchasers due diligence results, the Company Amended the Purchase and Sale Agreement between VHC and JAG Associates LLC as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions.
b.

Amended the Master lease obligation which among other things effectively reduces the seller’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the liability of the seller from approximately $210,000 to approximately $155,000. Consistent with the original Master lease, the seller will continue to get credit toward the Master Lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the Master Lease becomes satisfied through leases to one or more third party tenants, the Master Lease will terminate and VHC will have no further obligation to pay rent thereunder. The purchaser has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the Master Lease, Gyrodyne, LLC agreed to guarantee full performance of the Master Lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, the Company closed on the sale of the Fairfax Medical Center resulting in net proceeds of $13,194,269 ($14,015,000 less closing costs of $663,539 and security deposits and prepaid rent combined of $157,192). In accordance with the above terms, VHC has a Master Lease obligation reflecting a total liability of $155,000 on 3,852 square feet. The Master lease obligation is due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through one or more third party tenants.

Class Action Litigation:

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorneys fees and reimbursement of expenses in the amount of $650,000. See Part II, Item I, “Legal Proceedings”, below.

Investments

During the three months ended March 31, 2016, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended March 31, 2016 of $191,203 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended March 31, 2016, the Company executed three lease renewals and two expansions encompassing approximately 2,700 and 1,800 square feet, respectively and approximately $40,000 and $54,000, respectively in annual revenue. Furthermore, four new leases were signed comprising 5,100 square feet and $75,000 in annual revenue.

The new lease and lease renewals/expansions signed during the three months ended March 31, 2016 included tenant allowances and rent abatements of approximately $200,000 and $9,000, respectively which were associated with total lease commitments of approximately $640,000. The Company incurred approximately $19,000 in lease commissions during the first quarter ended March 31, 2016. Following the sale of the Virginia Healthcare Center on May 4, 2016, the Company is only responsible for $23,000 and $800 of the tenant allowances and rent abatements, respectively associated with $179,000 of lease commitments.

Lease terminations/defaults

There were three terminations during the three month period ended March 31, 2016, comprising approximately 2,400 square feet and approximately $76,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues, were $1,210,479 and $1,207,289 for the three months ended March 31, 2016 and December 31, 2015, respectively, a quarter over quarter increase of $3,190. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the Company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended
	December 31, 2015	March 31, 2016
Industrial Park Rental Revenue	$389,823	$418,893
Combined Medical Park Rental Revenue	$817,466	$791,586

Occupancy Rate Industrial Park	70%	71%
Occupancy Rate Combined Medical Parks	86%	86%
Total Occupancy Rate	78%	78%
Average Effective Rental Rate Per Square Foot – Industrial Park	$14.31	$14.23
Effective Rental Rate Per Square Foot- Medical Parks	$23.88	$24.47
Average Total Effective Rental rate per square foot	$19.52	$19.75

Our leasing activity has resulted in total lease commitments as of March 31, 2016 and December 31, 2015 of $7,220,536 and $16,044,572, respectively. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 which contributed lease commitments of approximately $8.3 million at December 31, 2015. There were four renewals during the quarter along with four new leases, with the resulting annual revenue commitment partially offset by three terminations during the quarter. In addition, during the first quarter the Company closed on the sale of the one building in the Port Jefferson Professional Park that contained lease commitments of approximately $128,000. During the first quarter the Company provided tenant incentives of $210,000. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Included in the leasing activity above is one new lease, one renewal and one termination relating to the Fairfax Medical Center that was sold on May 4, 2016. Tenant incentives relating to this property were $205,000 of which the Company is only responsible for $24,000 and the remaining incentives are the responsibility of the purchaser of the Fairfax Medical Center.

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

The Retention Bonus Plan provides for a bonus pool that would be funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

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

There were no bonus payments made during the three months ended March 31, 2016.

Subsequent Events

Leasing- Subsequent to March 31, 2016, the Company signed two new leases and six lease extensions encompassing approximately 9,800 square feet and approximately $230,000 in annual revenue. There were three terminations of approximately 4,300 square feet and approximately $71,000 in annual revenue.

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be during 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015.

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

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method for the three months ended March 31, 2015. The equity method of accounting is not applicable to the financial statements prepared under the liquidation basis of accounting.

Effective with the Merger, the Company adopted the liquidation basis of accounting effective September 1, 2015. As a result, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets in liquidation. During the three months ended March 31, 2016, net assets in liquidation increased by $116,427 to $43,572,004. The change was due to the remeasurement of assets and liabilities of approximately $173,000.

Discussion of the Statement of Net Assets

The Merger was effective as of August 31, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removed the timing constraints associated with the tax liquidation and provided Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne is completed during 2018, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.6 million, prior to any future dividend distributions.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018), excluding any interim distributions, is estimated based on the March 31, 2016 combined cash balance and marketable securities of $11.1 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

The estimated cash receipts for the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all its real estate holdings
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with the Merger, operations and the liquidation of the Company have been included, including severance, director and officer liability and reimbursement insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.

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

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2016 (dollars are in millions).

March 31, 2016 cash and investment balance	$11.1	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.8)	(ii)
Free cash flow from rental operations	1.8	(iii)
General and administrative expenses including final liquidation and dissolution	(5.9)	(iv)
Land development costs to determine highest and best use	(2.7)	(v)
Other	(0.1)
Gross real estate proceeds	46.0
Selling costs on real estate	(2.6)
Retention bonus plan for directors	(1.2)
Retention bonus plan for officers and employees	(0.6)
Legacy incentive compensation plan	(0.2)
Severance	(0.7)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net Assets in Liquidation at December 31, 2018	$43.6	(vi)

(i)	As of March 31, 2016 the Company has a cash and cash equivalent balance of $6.2 and investments in marketable securities of $4.9, which result in a combined balance of $11.1.

(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.8).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.8.

(iv)

The General and Administrative expenses are estimated to be $5.9. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.15 million in costs over the two year period ending December 31, 2017 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

(vi)

The net assets in liquidation at March 31, 2016 would result in liquidating distributions of approximately $29.39 per Common Share ($43.6 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, which result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Statement of Changes in Net Assets contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value. In addition and separately stated are the changes in the statement of Net Assets for the period September 1, 2015 through December 31, 2015. For a further discussion of these adjustments see the Company’s 2015 Form 10-K annual report – Management Discussion and analysis – “Statement of Changes in Net Assets”. The changes in the Statement of Net Assets for the period January 1, 2016 through March 31, 2016 are discussed below:

Change in market value of securities	$80,991
Remeasurement of assets and liabilities in liquidation	$173,279	(a)
Change in liquidation value of real estate	$(137,843	)(b)
Total change in net assets	$116,427

(a)The remeasurement of the assets and liabilities in liquidation of $173,279 are mainly driven by a decrease in the estimated selling costs of the Fairfax Medical Center.

(b) On April 25, 2016, in response the purchasers due diligence results on the Fairfax Medical Center, the Company amended the purchase and sale agreement. The reduction in value of $137,843 represents the net reduction in value of the Fairfax Medical Center compared to that which was reported in the Statement of Net Assets at December 31, 2015.

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

As of March 31, 2016, the Company had cash and cash equivalents totaling approximately $6.2 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.9 million. The Company anticipates that the combination of its current cash balance and cash flow from its operations will be adequate to fund Plan of liquidation and dissolution over the next twelve months. The Company has approximately $11.1 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the business plan of liquidation. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $46.0 million. Assuming the completion of the liquidation of Gyrodyne takes until 2018, and based on its current cash balance and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $43.6 million, prior to any future dividend distributions. Such cash would equate to future post-merger liquidating distribution of $29.39 per share based on Gyrodyne LLC, having 1,482,680 common interests outstanding.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $7.2 million at March 31, 2016 compared to $16.0 million at December 31, 2015. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 which contributed lease commitments of approximately $8.3 million at December 31, 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the investment was held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, as of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

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

The Company is a limited partner in the Grove. The Grove does not have an audit, review or compilation of its financial statements, therefore, the Company is challenged to determine the collectability of any income generated by the Grove. As a result, the Company will not recognize income from the Grove and will not include in the statement of net assets any potential distributions from the Grove until the earlier of when cash distributions are received or upon receiving financial data that substantiates its results of operations. The Company’s interest in the Grove is held in a wholly-owned subsidiary of the Company, FPI. FPI is a “C” corporation therefore distributions, if any, from the Grove will be subject to corporate level taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2015. As of March 31, 2016, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2015.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be affected in arm's-length transactions at prices at or above their then most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorneys fees and reimbursement of expenses in the amount of $650,000.

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

Items 2 through 5 are not applicable to the Company in the three months ended March 31, 2016.

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

GYRODYNE, LLC

Date: May 13, 2016	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: May 13, 2016	/s/ Gary Fitlin
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