Form 10-Q
period 2016-06-30
Gyrodyne, LLC
filed 2016-08-10
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2016

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

On August 10, 2016, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AT JUNE 30, 2016 AND DECEMBER 31, 2015
(Liquidation Basis)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS:
Real estate held for sale	$31,414,979	$46,950,000
Cash and cash equivalents	4,322,590	5,875,596
Investment in marketable securities	4,694,399	5,001,722
Rent receivable	21,972	45,276
Other receivables	402,395	19,117
Total Assets	$40,856,335	$57,891,711

LIABILITIES:
Accounts payable	$433,206	$499,669
Accrued liabilities	241,170	408,898
Deferred rent liability	115,836	12,509
Tenant security deposits payable	362,158	483,556
Income taxes payable	-	11,162
Estimated liquidation and operating costs net of receipts	9,715,064	13,020,340
Total Liabilities	10,867,434	14,436,134
Net assets in liquidation	$29,988,901	$43,455,577

See notes to condensed consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2016

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2015		$43,455,577
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$134,979
Change in market value of securities	115,068
Remeasurement of assets and liabilities	(1,933)
Net increase in liquidation value		248,114
Liquidating distributions to shareholders		(13,714,790)
Total changes in net assets in liquidation		(13,466,676)
Net assets in liquidation, at June 30, 2016		$29,988,901

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

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

The Merger was approved by the shareholders of the Corporation on August 20, 2015. Gyrodyne is the surviving company in the Merger, which terminated the existence of the Corporation and GSD. On September 1, 2015, trading of common shares of limited liability company interests of Gyrodyne commenced on the NASDAQ Stock Market under the symbol “GYRO”. The number of common shares outstanding in Gyrodyne following the Merger is 1,482,680. The common shares of Gyrodyne have a new CUSIP number of 403829104.

The Corporation had previously approved the Merger on behalf of GSD and Gyrodyne in its capacity as managing member of GSD and Gyrodyne, respectively.

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne in the aggregate (.0904 common share of Gyrodyne per share of Corporation common stock), holders of interests in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne in the aggregate (.024798 common share of Gyrodyne per $1.00 principal amount of the dividend notes issued in January 2014 and the dividend notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne in the aggregate (.473999 common interest of Gyrodyne per GSD interest).

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of all of the properties had not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

Substantially all of the properties are subject to leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only asset, an undeveloped Florida property (the “Grove Property”). Following the Merger, the interest continues to be owned indirectly through FPI, its wholly-owned subsidiary. FPI is a “C” corporation; accordingly any income generated by FPI will be subject to a corporate level income tax. If the distributions are less than the Company’s basis in the Grove, the Company will carryback the loss and receive a Federal and state tax refund, respectively. For further information see Footnote 15.

After giving effect to the Company’s dispositions of real property through August 10, 2016 (see Footnote 8), the Company controls one remaining medical office park and five of fourteen buildings in a second medical office park, together comprising approximately 53,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The Company also owns approximately 68 acres of property in St. James, New York, which includes the aforementioned industrial park which sits on ten of those acres. The remaining medical office park in Cortlandt Manor, the group of five buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park including the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

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

Pursuant to the Merger, all of the assets and liabilities of the Corporation and GSD became assets and liabilities of Gyrodyne, LLC by operation of law. In addition, the notes issued by the Corporation along with the accrued interest expense on the notes through the date of the merger, were redeemed with equity interests in Gyrodyne.

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

On June 5, 2014, the Corporation announced that a special meeting of shareholders of the Corporation would be on August 14, 2014. At the special meeting, the Corporation would be asking the shareholders as of the record date of June 30, 2014 to authorize the plan of merger and the transactions contemplated thereby, including the merger of the Corporation and GSD with and into Gyrodyne, a subsidiary of the Corporation. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting took place by August 30, 2014. The special meeting was postponed until August 27, 2014 and then on August 25, 2014, the Corporation announced the postponement of the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the Merger and changed the shareholder record date to October 31, 2014. The Corporation had been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares had voted in favor of the Merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Corporation announced a further postponement of the special meeting until the middle of 2015.

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

Merger Allocation Adjustment

The Plan of Merger originally provided for an allocation of Gyrodyne, LLC interests to be issued in the Merger of 15.2% to shareholders of the Corporation, 29.2% to the holders of the Notes and 55.6% to the holders of common interests of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provided that each of the Initial Allocations set forth therein of Gyrodyne LLC interests to be issued in the Merger in exchange for common shares of the Corporation, GSD Interests and interests in the Dividend Note was subject to adjustment in the discretion of the Corporation’s board of directors. The Plan of Merger provided that any changes made to the Initial Allocations would be announced at least ten days prior to the meeting of shareholders at which shareholders of the Corporation would be asked to consider and vote upon the Plan of Merger.

At a board of directors meeting held on April 24, 2015, the Corporation’s directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since the Initial Allocations were set in December 2013. As adjusted, the common shares of Gyrodyne, LLC to be issued in the Merger would be allocated as follows:

●	Approximately 22.6% in the aggregate to shareholders of the Corporation;

●	Approximately 30.0% in the aggregate to holders of interests in the notes issued by the Corporation in the aggregate principal amount of $17,937,000 (the “Notes”); and

●	Approximately 47.4% in the aggregate to holders of common interests of GSD.

The Corporation’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of its shares due to the rights offering and the respective anticipated net proceeds to the Corporation of $5,606,000 (actual net proceeds were $5,606,190), assuming all 2,224,020 shares were sold. In addition, the allocations reflect adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of the Corporation, the Notes and GSD, respectively, in each case as of December 31, 2014. This methodology was consistent with the valuation metrics used to determine the Initial Allocations in December, 2013.

Special Meeting and Consummation of Merger

Following the completion of the rights offering on June 17, 2015, the Corporation’s board of directors established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and to be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors, and against GSD and Gyrodyne. See Part II, Item 1, “Legal Proceedings”. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common share of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common share of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common share of Gyrodyne, LLC per GSD interest).

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value which are based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed during 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

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

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-month period ended June 30, 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

Certain 2015 amounts and descriptions have been reclassified to conform to the 2016 financial statement presentation. These reclassifications have no effect on previously reported changes in net assets.

5.     Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Gyrodyne LLC, and all majority owned subsidiaries. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE. Prior to the Merger, GSD was the only VIE and was included in the consolidated financial statements. As a result of the Merger, GSD merged with and into Gyrodyne, LLC, accordingly, effective with such merger, there is no longer a VIE.

6.     Statement of Net Assets in Liquidation:

Following the Merger, effective September 1, 2015, the Company reports its financial results on the statement of net assets in liquidation and the statement of changes in net assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions. Net assets in liquidation at June 30, 2016 would result in liquidating distributions of approximately $20.23 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018), excluding any interim distributions, is estimated based on the June 30, 2016 combined cash balance and marketable securities of $9.0 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds.

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

In the initial adoption of the liquidation basis of accounting which was effective with the Merger, the consolidated statement of changes in net assets in liquidation contains fair value adjustments to the August 31, 2015 going concern equity to arrive at the liquidating value.

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

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will have incurred approximately $3.15 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, see Footnote 7) in charges over calendar years 2016 and 2017, inclusively, to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. During the six months ended June 30, 2016, the Company incurred approximately $600,000 of the $3.15 million in land development costs inclusive of a land purchase (inclusive of closing costs) for approximately $210,000. The Company estimates the remaining balance of $2.55 million ($3,150,000-$600,000) will occur from July 2016 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

The net assets in liquidation at June 30, 2016 ($29,988,901) would result in estimated liquidating distributions of approximately $20.23 per common share (1,482,680 shares outstanding), based on current contracts, estimates and other indications of sales value but excluding any actual additional sales proceeds which may result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land development efforts, favorable or unfavorable changes in the land development costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

As of December 31, 2015, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation which is expected to be completed during 2018:

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2016 through June 30, 2016 is as follows:

	January 1, 2016	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2016
Assets:
Estimated rents and reimbursements	$6,440,325	$(2,130,386)	$54,031	$4,363,970
Liabilities:
Property operating costs	(3,596,704)	1,070,865	(50,180)	(2,576,019)
Capital expenditures excluding land development costs and land purchases	(612,704)	206,710	-	(405,994)
Land development costs	(3,154,490)	596,062	-	(2,558,428)
Corporate expenditures	(7,778,675)	1,833,440	(202,274)	(6,147,509)
Selling costs on real estate assets	(2,817,000)	786,737	176,243	(1,854,020)
Retention bonus payments to Directors	(1,263,730)	601,138	13,161	(649,431)
Retention bonus payments to Executives and other employees	(680,470)	323,690	7,086	(349,694)
Less prepaid expenses and other assets	443,108	18,953	-	462,061
Liability for estimated costs in excess of estimated receipts during liquidation	$(13,020,340)	$3,307,209	$(1,933)	$(9,715,064)

8.     Disposition Activities:

Port Jefferson Professional Park. During 2016, the Company sold four buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
Total		$3,446,000

The Company has five remaining buildings within the same medical park, one of which is the subject of a purchase and sale agreement and four of which are currently being actively marketed for sale.

The Company also entered into a purchase and sale agreement dated as of July 18, 2016 to sell the building at 2 Medical Drive in the medical park for $800,000, subject to an evaluation period that will expire on September 16, 2016 during which time the purchaser shall have the unilateral right to terminate the agreement by written notice to GSD Port Jefferson after which the purchaser will have the right to receive a refund of its $40,000 deposit. Unless so terminated, the agreement provides for a closing on or before October 16, 2016.

Fairfax Medical Center.

On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000, payments due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company marketed, and following the sale, JAG continues to actively market the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties. On April 25, 2016, in response to the purchaser’s due diligence results, VHC and JAG amended the Agreement as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions to JAG’s satisfaction.
b.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the obligation on the master lease has been reduced to $71,000.

The Comparison of the Gross sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value reported prior to entering the Purchase and Sale Agreement	Fair Value reported in excess of Proceeds excluding the Master Lease Obligation
$14,015,000	$ 14,000,000	$ 15,000

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Amortized cost	$4,603,999	$5,026,390
Gross unrealized (losses) gains	90,400	(24,668)
Fair value*	$4,694,399	$5,001,722

* $413,150 in principal repayments was received during the six months ended June 30, 2016

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At June 30, 2016 and December 31, 2015, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. As of September 1, 2015, all securities are reported at fair value and the changes are reported in the statement of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

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

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70/share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until such time as the Company made cash distributions so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 were to be paid until such future cumulative ICP payments reaches $233,200. On June 15th, the Company paid a dividend of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid during the six months ended June 30, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

12.	Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2016 and December 31, 2015.

13.	Commitments and Contingencies:

Lease revenue commitment

Excluding the rental revenue for the period after property sales through August 10, 2016, the approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount
2017	$2,160,412
2018	1,541,868
2019	1,156,700
2020	440,913
2021	290,643
Thereafter	1,161,566
Total	$6,752,102

Other commitments and contingencies

As of June 30, 2016, other commitments and contingencies are summarized in the below table:

Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	77,100
Total	$677,100

On May 4th, 2016, the Company’s wholly owned subsidiary Virginia Healthcare Center, LLC (“VHC”) closed on the sale of the Fairfax Medical Center. The purchase and sale agreement contains a master lease obligation by VHC (guaranteed by the Company) on approximately 3,852 square feet for an initial approximate $155,000 over a period of two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Under the master lease, VHC receives a credit for any new leases (other than renewals) and expansions from existing tenants. Based on such activity, the Company estimates the total obligation under the master lease will be reduced to approximately $71,000, the amount of which will be paid in quarterly installments over the period from August 3rd 2016 to May 4, 2018. For further discussion see Footnote 8.

Employment agreements and Compensation Arrangements

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer, each executed during the quarter ended June 30, 2013. Each of these agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each agreement provides for severance equivalent to the payment of the aforementioned bonus under the change in control provision, if not previously paid, plus 6 months of base salary.

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary.

The aggregate severance commitment contingency to other employees under the Company’s severance policy is approximately $77,100.

As of June 30, 2016, the Company’s aggregate commitment related to severance is approximately $677,100.

In May 2014, the board of directors approved a Retention Bonus Plan. The estimated aggregate bonus amount payable under this plan and included in the estimated liquidation and operating costs in excess of operating receipts in the statement of net assets in liquidation and the statement of changes in net assets in liquidation (excluding amounts paid through June 20, 2016) is approximately $1.0 million, of which approximately $0.6 million and $0.4 million is payable to directors and employees, respectively. This amount is an estimate based on anticipated sales prices at appraisal values. See “Retention Bonus Plan” below for a description on calculating the bonus amounts.

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

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of appraisal will be added to the appraised value of the property in calculating appreciation (gross sales price minus appraised value) for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the board of directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

14.	Recent Accounting Pronouncements:

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The adoption of this pronouncement did not have a material effect on the Company’s net assets and changes in net assets.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2015-07”).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s net assets and changes in net assets.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805) (“ASU No. 2015-08”).” This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The adoption did not have a material effect on the Company’s net assets and changes in net assets.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements (“ASU No. 2015-10”).” The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s net assets and changes in net assets.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this pronouncement is not expected to have a material effect on the Company’s net assets and changes in net assets.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material effect on Company’s net assets and changes in net assets.

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

The following table represents the carrying value and fair value on a recurring basis of the Company’s financial assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016		December 31, 2015
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,694,399	$4,694,399*	$5,001,722	$5,001,722

* $413,150 in principal repayments was received during the first six-months of 2016.

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

Fair Value Measurements:

The following table presents the Company's assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$31,414,979	$—	$—	$31,414,979

The Company estimates the fair value of its real estate assets by using income and market valuation techniques including market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated. The following table represents the change in the fair value of the Company’s real estate assets during the six-months ended June 30, 2016:

Real estate assets at December 31, 2015	$46,950,000
Real estate sold during the six-months ended June 30, 2016	(15,670,000)
Change in value of real estate assets	134,979	(a)
Real estate assets at June 30, 2016	$31,414,979

(a) The net increase in value of $134,979 is attributable to an increase in value from entering into purchase and sale agreement on each of two buildings in the Port Jefferson Professional Park at $206,000 in excess of the estimated value at December 31, 2015. This increase was partially offset by the remaining master lease obligation at the Fairfax Medical Center of $71,021. The combined net increase of $134,979 represents the net increase in value of the real estate compared to that which was reported in the Statement of Net Assets at December 31, 2015.

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only assets, an undeveloped Florida property located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove. On September 19, 2013, the Grove Property was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the Company’s interest in the Grove was held in a taxable REIT subsidiary of the Company with $0 value. The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake.

As of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 (which was paid in the second quarter of 2015) and a tax benefit of $697,000.

While the Company did not receive any distribution in connection with the sale of the Grove Property in 2013, the purchase and sale agreement provides that the Grove has the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. Gyrodyne has been informed by the Grove’s managing partner that the purchaser of the Grove Property, Minto Group, transferred the property to an affiliate which triggered an appraisal process that resulted in the payment of a fee by Minto to the Grove of $1,968,750, which was paid to the Grove accordingly. The Grove’s managing partner also informed Gyrodyne that the fee along with some of its existing cash will be utilized to pay back in full certain debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. Accordingly, inasmuch as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distribution from the Grove, which may not occur until late 2016 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on the Grove’s assets, liabilities and expenses that must be settled prior to any distributions to the Grove’s limited partners.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions. Therefore, in accordance with the exception rules for distressed assets that are thinly traded/lack of marketability, the Company is not presenting a fair value for its investment in the Grove or assuming the fair value is zero. Prior to the Merger, the Company accounted for the investment under the equity method. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $0.

16. Related Party Transactions:

Paul Lamb, the Chairman of the Board of Gyrodyne LLC was previously the Chairman of the Board of Directors of a not-for-profit corporation under New York law in which he does not earn any compensation or receive any other financial benefit. In late 2015, the Company entered into certain leasing relationships with an entity related to the not-for-profit company under New York Law with which the chairman also does not have any financial relationship. The leasing terms comprise 1,905 square feet and an annual and total lease commitment of $20,955 and $62,865, respectively. The Company provided certain rent abatements and tenant incentives which the Company believes were at arm’s length market rates. The independent members of the Board of the Company approved the transaction. During April 2016, Paul Lamb resigned as the Chairman of the Board of Directors of the aforementioned not-for-profit corporation, and therefore any post March 31, 2016 revenues, transactions, actions and or costs will not be disclosed under related party transactions.

Mr. Lamb is also a partner in Lamb & Barnosky, LLP which provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

During the three months ended March 31, 2016, the Company received rental revenue of $5,715.

In April 2016, Mr. Lamb founded and became the Executive Chairman of the Board of Directors of another not-for-profit corporation under New York law in which he does not earn any compensation or receive any other financial benefit. In May 2016, the Company entered into certain leasing relationships with such entity. The leasing term of 30 months comprise 1,971 square feet and an annual and total lease commitment of $21,078 and $51,816, respectively excluding abatements. The Company believes the lease is at market value.

The independent members of the Board of the Company approved the transaction.

17.	Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period. Prepaid expenses and other assets have been netted against estimated liquidation and operating costs net of receipts on the statement of net assets.

18.	Subsequent Events:

Port Jefferson Professional Park. GSD Port Jefferson, LLC, a wholly-owned subsidiary of the Company entered into a Purchase and Sale Agreement dated as of May 9, 2016 to sell the real property known as 3 Medical Drive, Port Jefferson Station, New York for $885,000 to Tameshasyl Realty LLC, subject to an evaluation period that expired on July 8, 2016, during which time the purchaser had the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would have had the right to receive a refund of its $88,500 deposit. GSD Port Jefferson closed on the sale on August 5, 2016 at a price of $876,000. The Company agreed to an adjustment at closing to satisfy certain property conditions to the purchaser’s satisfaction.

GSD Port Jefferson also entered into a Purchase and Sale Agreement dated as of July 18, 2016 to sell the real property known as 2 Medical Drive, Port Jefferson Station, New York for $800,000 subject to an evaluation period that will expire on September 16, 2016, during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $40,000 deposit. Unless so terminated, the agreement provides for a closing on or before October 16, 2016.

Item 1A. Risk Factors.

This section discusses additional significant risk factors that arose after the filing of our annual financial statements (Form 10-K), and affect our business, operations, financial condition and prospects. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected. In that event, the value of our securities could decline.

Rental revenue and the timing and value of our real estate sales may be affected by factors stemming directly or indirectly from the United Kingdom vote to exit the European Union (“Brexit”).

The United Kingdom referendum was held on Thursday, June 23, 2016 in which 53% of the people in the UK voted to leave the European Union as compared to 47% who voted to remain in the European Union.

The political, cultural, economic and financial ramifications triggered by Brexit are speculative at best as no member nation has ever exited the European Union and the expected time frame to negotiate and complete the exit process of withdrawing from the European Union is expected to go through 2018. The event and the process to exit the European Union could have an adverse impact on the US economy, and Gyrodyne in particular. Gyrodyne is not regionally diversified as the remaining properties are located in Smithtown and Port Jefferson, and Cortlandt Manor New York. Any prolonged adverse impact to the US economy could affect the real estate market in which Gyrodyne operates. Gyrodyne is in the process of selling its real estate. In the event Brexit adversely affects the market, it could have a negative impact on the timing and sales value achievable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities the owned or controlled by it. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six -months ended June 30, 2016.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to the plan of liquidation, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors and retention bonus plan participants, the risk of shareholder litigation relating to the tax liquidation, the plan of liquidation or the plan of merger and other unforeseeable expenses related to the proposed liquidation, the tax treatment of condemnation and property sale proceeds, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital to develop the Company’s existing real estate and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

On September 1, 2015, Gyrodyne, LLC, a New York limited liability company (“Gyrodyne”, the “Company” or the “Registrant”), announced the completion of the previously announced merger of Gyrodyne Company of America, Inc. (the “Corporation”) and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne (the “Merger”). Where applicable, references in this Report to the Company or the Registrant shall be deemed to be references to Gyrodyne as the successor to the Corporation.

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

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne in the aggregate (.0904 common share of Gyrodyne per share of Corporation common stock), holders of shares in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne in the aggregate (.024798 common share of Gyrodyne per $1.00 principal amount of the dividend notes issued in January 2014 and the dividend notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne in the aggregate (.473999 common share of Gyrodyne per GSD interest).

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of all of the properties had not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield, and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of the Flowerfield and Cortlandt Manor properties may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

Substantially all of the properties are subject to leases in which the tenant reimburses the Company (GSD prior to the Merger) for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

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

After giving effect to the Company’s dispositions of real properties through August 10, 2016, (see Footnote 8) the Company controls one remaining medical office park and five of fourteen buildings in a second medical office park, together comprising approximately 53,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The Company also owns approximately 68 acres of property in St. James, New York, which includes the aforementioned industrial park which sits on ten of those acres. The remaining medical office park in Cortlandt Manor, the block of five buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park and the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

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

Properties under contract or sold:

Port Jefferson Professional Park.

During 2016, the Company closed on the purchase and sale agreements on four buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
Total		$3,446,000

The Company has five remaining buildings within the same medical park, one of which is the subject of a purchase and sale agreement and four of which are currently being actively marketed for sale.

     The Company’s wholly owned subsidiary GSD Port Jefferson also entered into a Purchase and Sale Agreement dated as of July 18, 2016 to sell the real property known as 2 Medical Drive, Port Jefferson Station, New York for $800,000 subject to an evaluation period that will expire on September 16, 2016, during which time the purchaser shall have the unilateral right to terminate the agreement by written notice to GSD Port Jefferson after which the purchaser will have the right to receive a refund of its $40,000 deposit. Unless so terminated, the agreement provides for a closing on or before October 16, 2016.

Fairfax Medical Center.

On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000, payments due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company marketed, and following the sale JAG continues to actively market the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties. On April 25, 2016, in response to the purchaser’s due diligence results, VHC and JAG amended the Agreement as follows:

c.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions to JAG’s satisfaction.
d.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the obligation on the master lease has been reduced to approximately $71,000.

The Comparison of the Net sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value Reported Prior To Entering The Purchase and Sale Agreement	Fair Value reported in excess of Sales proceeds excluding the Master Lease Obligation
$14,015,000	$14,000,000	$15,000

Land Development

The Company is pursuing various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the first six months of 2016, the Company incurred $596,000 of land development costs, of which approximately $210,000 was for the purchase of four acres of adjacent land and related closing costs. The Company believes the acquired land will significantly enhance the achievable density on our entire land. The Company estimates that it may incur approximately $3.15 million (inclusive of the $596,000 incurred during the six months ended June 30, 2016) in total charges during the two years ending December 31, 2017, to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

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

In the region surrounding Flowerfield, Stony Brook University serves as an economic engine through capital investment and growth in employment, including high paying positions in the fields of science and medicine. However, adequate housing, both on and off campus, remains a challenge. While construction is nearing completion on the University’s campus for additional dormitory rooms, our initial research indicates further supply is needed at several levels - undergraduate, graduate, physician, interns, family and visiting professors. In addition, unlike many universities around the country, Stony Brook lacks a campus-focused center around which many university-related social and professional activities are conducted. Other development options for the Flowerfield property might be along the lines of a continuum of care or stand-alone assisted living or nursing facilities, which we believe would be in demand given Long Island’s senior community’s increasing needs for such services. Although there can be no assurances, we believe these investments intended to enhance Flowerfield’s value will result in higher sale proceeds, similar to our expenditures intended to enhance Cortlandt Manor’s potential value.

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

Market Outlook

Real estate pricing is generally influenced by market interest rates. However, prices and rates do not move simultaneously; rather, prices generally lag behind interest rate adjustments for a period of time. An uptick in lending rates usually translates into lower cash returns for investors who use leverage to buy investment properties. On the other hand, rising interest rates also suggest that the economy is improving, which in turn could lead to higher demand for commercial property, and potentially higher rental rates. Today’s economic environment remains characterized by historically low interest rates which continue to compress capitalization rates for commercial properties. Furthermore, previously owned home sale prices continue to recover and new home construction continues at a pace that restricts supply. Commercial property prices have nearly recovered and or surpassed the 2007 pre-recession values in many sectors. During 2015, a majority of analysts believed that the economy was slowly moving from recovery status toward an expansionary cycle. On December 16, 2015, the Federal Open Market Committee of the Federal Reserve (the “FOMC” or the “Committee”) announced an increase in the federal funds rate by 25 basis points. The anticipation of this first increase in the federal funds rate since 2006 has been a primary source of much volatility in equity markets for real estate companies. Shortly after the FOMC meeting in late 2015, global market volatility and economic recoveries significantly deteriorated. Furthermore, the degradation in the energy industry and perhaps the commodities markets as a whole, which are yet to fully recover, have put further pressure on both global markets and the US economy. Furthermore, the June United Kingdom decision to withdraw from the European Union, could have a prolonged economic impact on the US economy. These factors and others have contributed to FOMC statements following the March 2016 FOMC meeting suggesting that the FOMC has softened its views on the pace of the recovery, if any, the pace of further interest rate hikes in 2016, if any, and in fact whether further stimulus may be needed to address the economic stresses on the U.S. economy. Following the July FOMC meeting, FOMC statements indicate a consensus that the economy is more stable and that near term risks on the outlook have diminished. However, while the FOMC has reported that economic activity has expanded at a moderate rate, it also stated that a few risks remain and will continue to monitor inflation indicators and the global economic and financial developments.

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

The aforementioned economic and industry trends may adversely impact our financial condition and our estimated net assets in liquidation because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Westchester and Suffolk Counties in New York and, prior to the sale on May 4th, 2016, Fairfax County in Virginia. Our current portfolio, net of sales through August 10, 2016, consists primarily of medical office and industrial buildings comprising approximately 183,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, the Company’s estimated net assets in liquidation could be adversely effected, which could reduce our estimated distributions.

Brexit

The United Kingdom referendum was held on Thursday, June 23, 2016 in which 53% of the people in the UK voted to leave (“Brexit”) the European Union (“EU”) as compared to 47% who voted to remain in the European Union. The referendum turnout was 71.8%, with more than 30 million people voting. It was the highest turnout in a UK-wide vote since the 1992 general election. England voted strongly for Brexit (The word Brexit has become used as a shorthand way of saying the UK leaving the EU - merging the words Britain and exit to get Brexit), by 53.4% to 46.6%, as did Wales, with Leave getting 52.5% of the vote and Remain 47.5%. Scotland and Northern Ireland both backed staying in the EU. Scotland backed Remain by 62% to 38%, while 55.8% in Northern Ireland voted Remain and 44.2% Leave.

For the UK to leave the EU it has to invoke an agreement called Article 50 of the Lisbon Treaty and then negotiate the process to exit. Prime Minister Cameron announced his resignation and will leave the decision to invoke Article 50 to its successor; Effective July 13, 2016, Theresa May was appointed prime minister after which she voiced her commitment to delivering the will of the British people to leave the European Union. Following her appointment, in response to questions, the prime minister explained that the UK would need some time to prepare for the process of negotiating the UK exit and hopes that these could be conducted in a constructive and positive spirit. Until such exit, the UK will continue to abide by EU treaties and laws, but not take part in any decision-making, as it negotiates a withdrawal agreement and the terms of its relationship with the now 27 nation bloc.

The political, cultural, economic and financial ramifications triggered by Brexit are speculative at best as no member nation has ever exited the European Union. However, the event and the process to exit the European Union could have an adverse impact on the US economy, and Gyrodyne in particular. Gyrodyne’s has limited real estate diversification as the as the remaining properties are located in Smithtown and Port Jefferson New York and Cortlandt Manor New York. Therefore, any prolonged adverse impact to the US economy and the New York suburban market in particular could affect the real estate market in which Gyrodyne operates. Furthermore, Gyrodyne is in the process of selling its real estate. In the event Brexit adversely affects the market, it could have a negative impact ranging from occupancy and rental rate per square foot to the timing of sales and the sales value achievable. In the short term, the impact of Brexit has been a global flight to quality which has driven interest rates down in the United States, potentially extending growth in the real estate market. However, availability of credit appears to be tightening partially resulting from concern over the potential ramifications stemming from Brexit and any potential future Federal Reserve rate hike.

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

As of June 30, 2016 the average effective rental revenue per square foot adjusted for tenant improvements was $18.31 compared to $19.52 on December 31, 2015. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases. Excluding properties sold through June 30th 2016, the average effective rate at December 31, 2015 was $17.87.

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

The Corporation also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. More than 99% of votes cast at the special meeting voted in favor of the transaction, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and Gyrodyne, LLC common shares began trading on NASDAQ on September 1, 2015. The Merger completes the plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common share of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common share of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.47399 common share of Gyrodyne, LLC per GSD interest).

We continue to focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter of 2015 we completed within the two year deadline, the tax plan of liquidation by completing the merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue to be done in a tax efficient manner. The remaining strategy involves a balance between preserving capital and improving the market value of the real estate portfolio as the Company works towards accomplishing its overall plan to dissolve. The Company plans to dissolve after disposing all of its real property assets, applying the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and making liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s intends to:

●	manage the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	manage the opportunistic sale of certain properties or real estate assets;
●	pursue the re-zoning/entitlements on the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focus use of capital by the Company to that which preserves or improves the market value of the real estate portfolio;
●	balance working capital and funds available for the development process with making distributions during the liquidation process.

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

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the completion of the liquidation of the Company takes until 2018, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $30.0 million, prior to any future dividend distributions. Such cash would equate to future liquidating distribution of $20.23 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on the Flowerfield and Cortlandt Manor properties. While the real estate market is dynamic and the economy is volatile, the Company believes the internal rate of return from the estimated investment of $3.15 million on enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, while it could be argued that approximately $1 million of land development costs are for environmental impact and other infrastructure studies that can be utilized by a potential buyer, such value was not included in the fair value of the real estate disclosed in the statement of net assets. For a further discussion see the 2015 Form 10-K annual report filed on March 31, 2016 and the supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy filed on July 1, 2014 including the section titled “The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC interests)”, which is located on pages 67 through 69.

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

Transaction Summary for the period January 1 through June 30, 2016

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2016.

Acquisition Activity

In March 2016, the Company acquired a four acre undeveloped lot for $210,000, including related costs which the company believes is synergistic to maximizing the value on one of its properties.

Disposition Activity

Port Jefferson Professional Park.

During the six months ended June 30, 2016, the Company closed on the sale of two buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park and went into contract to sell two additional buildings that closed subsequent to June 30, 2016 as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
Total		$3,446,000

The Company has five remaining buildings within the same medical park, one of which is the subject of a purchase and sale agreement and four of which are currently being actively marketed for sale.

The Company’s wholly-owned subsidiary GSD Port Jefferson also entered into a Purchase and Sale Agreement dated as of July 18, 2016 to sell the real property known as 2 Medical Drive, Port Jefferson Station, New York for $800,000 subject to an evaluation period that will expire on September 16, 2016, during which time the purchaser shall have the unilateral right to terminate the agreement by written notice to GSD Port Jefferson after which the purchaser will have the right to receive a refund of its $40,000 deposit. Unless so terminated, the agreement provides for a closing on or before October 16, 2016.

Fairfax Medical Center.

On February 4, 2016 the Company’s wholly-owned subsidiary Virginia Healthcare Center, LLC, a Virginia limited liability company (“VHC”) entered into a Purchase and Sale Agreement (the “Agreement”) to sell the Fairfax Medical Center, subsequently amended, for a sales price of $14,315,000 to JAG Associates, L.L.C., a Virginia limited liability company (“JAG”). The material terms of the Agreement provided for: (i) an initial earnest money deposit in the amount of $250,000 payable by JAG to the escrow agent within five business days following the Effective Date that were applied to the purchase price at closing; (ii) an evaluation period that expired on April 11, 2016, during which time JAG had the right to terminate the Agreement by written notice to the Company, for any reason or no reason, prior to the expiration of the evaluation period, in which case JAG had the right to receive a refund of its initial $250,000 earnest money deposit; (iii) if the Agreement was not terminated on or prior to April 11, 2016, JAG was obligated to deliver an additional earnest money deposit to the escrow agent in the amount of $250,000, which together with the initial earnest money deposit were applied toward the purchase price at closing; (iv) unless JAG terminated the Agreement on or prior to April 11, 2016, the closing would occur on or before May 4, 2016. The Agreement also contained a master lease (2 year term for approximately 4,700 square feet) to VHC for approximately $210,000, payments due quarterly if certain vacancies were not re-tenanted. Prior to the sale, the Company marketed, and following the sale JAG continues to actively market the space, the success of which will directly reduce the master lease obligation. The Agreement also contained additional customary covenants, conditions, representations and warranties. On April 25, 2016, in response to the purchaser’s due diligence results, VHC and JAG amended the Agreement as follows:

a.	Reduced the purchase price from $14,315,000 to $14,015,000 to address certain property conditions to JAG’s satisfaction.
b.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at then-current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the obligation on the master lease has been reduced to approximately $71,000.

The Comparison of the Net sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value Reported Prior To Entering The Purchase and Sale Agreement	Fair Value reported in excess of Sales proceeds excluding the Master Lease Obligation
$14,015,000	$14,000,000	$15,000

Class Action Litigation

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000. The Company paid the award in full in April 2016 and received a refund from its D&O carrier of approximately $399,000 (the balance in excess of the $1 million deductible on its D&O policy). See Part II, Item I, “Legal Proceedings”, below.

Investments

During the six months ended June 30, 2016, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the six months ended June 30, 2016 of $413,150 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the six months ended June 30, 2016, the Company executed twenty-one lease renewals and two expansions encompassing approximately 23,000 and 1,800 square feet, respectively and approximately $457,000 and $54,000, respectively in annual revenue. Furthermore, eight new leases were signed comprising 11,000 square feet and $201,000 in annual revenue.

The new lease and lease renewals/expansions signed during the six months ended June 30, 2016 included tenant allowances and rent abatements of approximately $226,000 and $19,000, respectively which were associated with total lease commitments of approximately $823,000. The Company incurred approximately $19,000 in lease commissions during the first six months ended June 30, 2016. Following the sale of the Virginia Healthcare Center on May 4, 2016, the Company is only responsible for $29,000 and $10,000 of the tenant allowances and rent abatements, respectively associated with $362,000 of lease commitments. Additionally, as part of the sale agreement the Company is responsible for approximately $24,000 of tenant allowances that relate to the Virginia Healthcare Center.

Lease terminations/defaults

There were six terminations during the six month period ended June 30, 2016, comprising approximately 7,000 square feet and approximately $147,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues were $708,439, $1,210,479 and $1,207,289 for the three-months ended June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The quarter over quarter decreases are mainly due to the sales of the Virginia Healthcare Center and the 3 buildings in the Port Jefferson Professional Park that closed between December 30, 2015 and June 1, 2016. The revenue during the quarter ended December 31, 2015 relating to these properties was $385,350 and $79,030, respectively. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the Company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016
Industrial Park Rental Revenue	$389,823	$418,893	$425,993
Combined Medical Park Rental Revenue	$817,466	$791,586	$282,446

Occupancy Rate Industrial Park	70%	71%	70%
Occupancy Rate Combined Medical Parks	86%	86%	85%
Total Occupancy Rate	78%	78%	75%
Average Effective Rental Rate Per Square Foot – Industrial Park	$14.31	$14.23	$14.34
Effective Rental Rate Per Square Foot- Medical Parks	$23.88	$24.47	$25.30
Average Total Effective Rental rate per square foot	$19.52	$19.75	$18.31

Our leasing activity has resulted in total lease commitments as of June 30, 2016 and December 31, 2015 of $6,752,102 and $16,044,572, respectively. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 and the sale of 2 buildings in the Port Jefferson Professional Park during the first six months of 2016 as well as two additional buildings in the Port Jefferson Professional Park which were sold on July 7, 2016 and August 5, 2016. The Fairfax Medical Center and the three buildings in the Port Jefferson Professional Park contributed lease commitments of approximately $8.3 million and $1.3 million, respectively at December 31, 2015. There were twenty-one renewals during the period along with eight new leases, with the resulting annual revenue commitment partially offset by six terminations during the period. During the first six months the Company provided tenant incentives of approximately $245,000. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Included in the leasing activity above is one new lease, one expansion and one termination relating to the Fairfax Medical Center that was sold on May 4, 2016. Tenant incentives relating to this property were $205,000 of which the Company is only responsible for $24,000 and the remaining incentives are the responsibility of the purchaser of the Fairfax Medical Center.

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

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of appraisal will be added to the appraised value of the property in calculating appreciation (gross sales price minus appraised value) for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the board of directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

Payments made during the six months ended June 30, 2016 under the Retention Bonus Plan relating to the sales of 3 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$654,048
Chief Operating Officer	107,331
Chief Executive Officer	107,331
Chief Financial Officer	107,331
Other Employees	30,187
Total	$1,006,228

Subsequent Events

Leasing- Subsequent to June 30, 2016, the Company signed two lease extensions encompassing approximately 2,700 square feet and approximately $6,700 in annual revenue. There were no terminations.

Subsequent to June 30, 2016, there were Retention Bonus payments made as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$60,278
Chief Operating Officer	9,892
Chief Executive Officer	9,892
Chief Financial Officer	9,892
Other Employees	2,782
Total	$92,736

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

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Prior to the Merger, GSD was the only VIE and was included in the consolidated financial statements. As a result of the Merger, GSD merged with and into Gyrodyne, LLC, accordingly, effective with such merger, there is no longer a VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method for the three months ended June 30, 2015. The equity method of accounting is not applicable to the financial statements prepared under the liquidation basis of accounting.

Effective with the Merger, the Company adopted the liquidation basis of accounting effective September 1, 2015. As a result, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets in liquidation. During the six months ended June 30, 2016, net liquidation value increased by $248,114. The change was mainly due to the increase in the value of the Company’s investments and real estate of $115,088 and $134,979, respectively. In May 2016 the Company declared a non-recurring special dividend for $9.25 per share ($13,714,790). This resulted in a decrease in net assets in liquidation for the six months ended June 30, 2016 of $13,466,676 to $29,988,901.

Discussion of the Statement of Net Assets

The Merger was effective as of August 31, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removed the timing constraints associated with the tax liquidation and provided Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne is completed during 2018, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $30.0 million, prior to any future dividend distributions.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018), excluding any interim distributions, is estimated based on the June 30, 2016 combined cash balance and marketable securities of $9.0 million plus adjustments for the following items which are estimated through December 31, 2018:

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

5.

In addition, the Company is incurring land development costs to determine and position for the highest and best use for the Flowerfield and Cortlandt Manor properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2016 (dollars are in millions).

June 30, 2016 cash and investment balance	$9.0	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.2)	(ii)
Free cash flow from rental operations	1.4	(iii)
General and administrative expenses including final liquidation and dissolution	(5.0)	(iv)
Land development costs to determine highest and best use	(2.6)	(v)
Other	0.1
Gross real estate proceeds	31.4
Selling costs on real estate	(1.9)
Retention bonus plan for directors	(0.6)
Retention bonus plan for officers and employees	(0.4)
Severance	(0.7)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net Assets in Liquidation at December 31, 2018	$30.0	(vi)

(i)	As of June 30, 2016 the Company has a cash and cash equivalent balance of $4.3 and investments in marketable securities of $4.7, which result in a combined balance of $9.0.

(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.2).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.4.

(iv)

The General and Administrative expenses are estimated to be $5.0. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

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

(vi)

The net assets in liquidation at June 30, 2016 would result in liquidating distributions of approximately $20.23 per Common Share ($30.0 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, which result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be an internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds from such dispositions and from the liquidation of other assets first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Statement of Changes in Net Assets contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value. In addition and separately stated are the changes in the statement of Net Assets for the period September 1, 2015 through December 31, 2015. For a further discussion of these adjustments see the Company’s 2015 Form 10-K annual report – Management Discussion and analysis – “Statement of Changes in Net Assets”. The changes in the Statement of Net Assets for the period January 1, 2016 through June 30, 2016 are discussed below:

Change in market value of securities	$115,068
Remeasurement of assets and liabilities in liquidation	$(1,933)
Change in liquidation value of real estate	$134,979	(a)
Liquidating Distributions to Shareholders	$(13,714,790	)(b)
Total change in net assets	$(13,466,676)

(a) The net increase in value of $134,979 is attributable to an increase in value from entering into Purchase and sale agreements on two buildings in the Port Jefferson Professional Park at $206,000 in excess of the estimated value at December 31, 2015. This increase was partially offset by the $71,021 reduction in value stemming from the sale of the Fairfax Medical Center net of its master lease obligation being less than the estimated value at December 31, 2015.The combined net increase of $134,979 represents the net increase in value of the real estate compared to that which was reported in the Statement of Net Assets at December 31, 2015.

(b) On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2015. The special dividend consists of proceeds from the recently consummated sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016.

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

As of June 30, 2016, the Company had cash and cash equivalents totaling approximately $4.3 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.7 million. The Company anticipates that the combination of its current cash balance and cash flow from its operations will be adequate to fund the Plan of liquidation and dissolution over the next twelve months. The Company has approximately $9.0 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the business plan of liquidation. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $31.4 million. Assuming the completion of the liquidation of Gyrodyne takes until 2018, and based on its current cash balance and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $30.0 million, prior to any future dividend distributions. Such cash would equate to future post-merger liquidating distribution of $20.23 per share based on Gyrodyne LLC, having 1,482,680 common shares outstanding.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $6.8 million at June 30, 2016 compared to $16.0 million at December 31, 2015. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 and the sale of three medical office buildings in the Port Jefferson Professional Park which contributed lease commitments of approximately $8.3 million and $1.3 million respectively at December 31, 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership which in 2013 sold its only assets, an undeveloped Florida property located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove. On September 19, 2013, the Grove Property was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the Company’s interest in the Grove was held in a taxable REIT subsidiary of the Company with $0 value. The purchaser of the Grove Property, Minto Group, formally refers to the development project as Westlake.

As of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 (which was paid in the second quarter of 2015) and a tax benefit of $697,000.

While the Company did not receive any distribution in connection with the sale of the Grove Property in 2013, the purchase and sale agreement provides that the Grove has the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. Gyrodyne has been informed by the Grove’s managing partner that the purchaser of the Grove Property, Minto Group, transferred the property to an affiliate which triggered an appraisal process that resulted in the payment of a fee by Minto to the Grove of $1,968,750, which was paid to the Grove accordingly. The Grove’s managing partner also informed Gyrodyne that the fee along with some of its existing cash will be utilized to pay back in full certain debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. Accordingly, inasmuch as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distribution from the Grove, which may not occur until late 2016 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on the Grove’s assets, liabilities and expenses that must be settled prior to any distributions to the Grove’s limited partners.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions. Therefore, in accordance with the exception rules for distressed assets that are thinly traded/lack of marketability, the Company is not presenting a fair value for its investment in the Grove or assuming the fair value is zero. Prior to the Merger, the Company accounted for the investment under the equity method. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $0.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2016. As of June 30, 2016, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Proxy Statement/Prospectus.

On July 20, 2015, the plaintiff filed a supplemental complaint with the Court.   The claims, relief sought, and Defendants named in the supplemental complaint remained the same.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be affected in arm's-length transactions at prices at or above their then most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016

Gyrodyne Company of America, Inc. v. The State of New York

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

Items 2 through 5 are not applicable to the Company in the six months ended June 30, 2016.

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

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Second Amendment dated as of April 8, 2016 to Purchase and Sale Agreement dated as of February 4, 2016 between Virginia Healthcare Center, LLC and JAG Associates, L.L.C. (5)

10.2	Third Amendment dated as of April 25, 2016 to Purchase and Sale Agreement dated as of February 4, 2016 between Virginia Healthcare Center, LLC and JAG Associates, L.L.C. (5)

10.3	Amended and Restated Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (7)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(7)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: August 10, 2016	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: August 10, 2016	/s/ Gary Fitlin
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

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Second Amendment dated as of April 8, 2016 to Purchase and Sale Agreement dated as of February 4, 2016 between Virginia Healthcare Center, LLC and JAG Associates, L.L.C. (5)

10.2	Third Amendment dated as of April 25, 2016 to Purchase and Sale Agreement dated as of February 4, 2016 between Virginia Healthcare Center, LLC and JAG Associates, L.L.C. (5)

10.3	Amended and Restated Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (7)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 6, 2016.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(7)	Filed as part of this Report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.