Form 10-Q
period 2016-09-30
Gyrodyne, LLC
filed 2016-11-14
CIK 1589061

  FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2016

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

On November 14, 2016, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF NET ASSETS AT SEPTEMBER 30, 2016 AND

DECEMBER 31, 2015

(Liquidation Basis)

	September 30,	December 31,
	2016 (Unaudited)	2015
ASSETS:
Real estate held for sale	$28,910,000	$46,950,000
Cash and cash equivalents	4,213,511	5,875,596
Investment in marketable securities	4,454,219	5,001,722
Rent receivable	38,182	45,276
Other receivables	55,849	19,117
Total Assets	$37,671,761	$57,891,711

LIABILITIES:
Accounts payable	$460,259	$499,669
Accrued liabilities	312,824	408,898
Deferred rent liability	14,476	12,509
Tenant security deposits payable	323,258	483,556
Income taxes payable	-	11,162
Estimated liquidation and operating costs net of receipts	8,552,549	13,020,340
Total Liabilities	9,663,366	14,436,134
Net assets in liquidation	$28,008,395	$43,455,577

See notes to condensed consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2015		$43,455,577
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$221,000
Change in market value of securities	110,138
Remeasurement of assets and liabilities	160,490
Net increase in liquidation value		491,628
Liquidating distributions to shareholders		(15,938,810)
Total changes in net assets in liquidation		(15,447,182)
Net assets in liquidation, at September 30, 2016		$28,008,395

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne in the aggregate (.0904 common share of Gyrodyne per share of Corporation common stock), holders of interests in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne in the aggregate (.024798 common share of Gyrodyne per $1.00 principal amount of the dividend notes issued in January and December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne in the aggregate (.473999 common interest of Gyrodyne per GSD interest).

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

After giving effect to the Company’s dispositions of real property through November 10, 2016 (see Footnote 8), the Company controls one remaining medical office park and four of fourteen buildings in a second medical office park, together comprising approximately 49,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The Company also owns approximately 68 acres of property in St. James, New York, which includes the aforementioned industrial park which sits on ten of those acres. The medical office park in Cortlandt Manor, the group of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park including the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

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

Special Meeting and Consummation of Merger

Following the completion of the rights offering on June 17, 2015, the Corporation’s board of directors established June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, and that the special meeting would take place on August 20, 2015. On July 1, 2015 the Corporation filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy/statement prospectus and to be read in conjunction with the proxy statement/prospectus. On August 17, 2015, the Corporation filed supplement number 2 to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information regarding the terms of a settlement in the class action lawsuit against the Corporation and members of its board of directors, and against GSD and Gyrodyne. See Part II, Item 1, “Legal Proceedings”. On August 20, 2015 the shareholders of the Corporation voted to authorize the Merger with more than 99% of votes cast at the special meeting voting in favor, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and common shares of Gyrodyne, LLC began trading on NASDAQ on September 1, 2015. The Merger completed the tax plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common share of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common share of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January 2014 and the Dividend Notes issued in December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common share of Gyrodyne, LLC per GSD interest).

3.     Significant accounting policies:

The condensed consolidated financial statements for periods prior to September 1, 2015 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all of the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value which are based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company is pursuing value associated with the highest and best use for the Flowerfield Property as well as the property associated with the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land development costs, general and administrative fees, litigation settlement, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties.

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

4.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-month period ended September 30, 2016.

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

6.     Statement of Net Assets in Liquidation:

Following the Merger, effective September 1, 2015, the Company reports its financial results on the statement of net assets in liquidation and the statement of changes in net assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions. Net assets in liquidation at September 30, 2016 would result in liquidating distributions of approximately $18.89 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although the estimated completion of the liquidation period remains subject to change as we execute on our land development efforts), excluding any interim distributions, is estimated based on the September 30, 2016 combined cash balance and marketable securities of $8.7 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all its real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company have been included, including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties.
6.	Based on the terms of the Retention Bonus Plan (see Note 13), the Company has included estimated amounts based on the fair value of the remaining four buildings it owns in the Port Jefferson Professional Park. The fair value of the Flowerfield and Cortlandt Manor properties do not exceed the adjusted appraisals (adjusted appraisals are defined under the bonus plan as the appraisals dated November 2013 plus the estimated land development costs incurred since such appraisal), therefore, the Company has not included any bonuses on the sale of these properties. The change of zone and entitlements for such properties are under the control of the town for each related property therefore under GAAP, the potential increase in the real estate fair value from the land development effort cannot be included in the Statement of Net Assets. The value of such amounts cannot be included in the Statement of Net Assets until the Company concludes that the change of zone and the specific detailed entitlements are or will be granted.

In the initial adoption of the liquidation basis of accounting, the consolidated statement of changes in net assets in liquidation contained fair value adjustments to the August 31, 2015 going concern equity to arrive at the liquidating value.

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

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will have incurred approximately $3.15 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, see Footnote 7) in land development costs over calendar years 2016 and 2017, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits that it believes will result in a higher internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. During the nine months ended September 30, 2016, the Company incurred approximately $770,000 of the estimated $3.15 million inclusive of a land purchase and closing costs of approximately $210,000. The Company believes the remaining balance of $2,380,000 will be incurred from October 2016 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and that the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land development efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.

The net assets in liquidation at September 30, 2016 ($28,008,395) would result in estimated liquidating distributions of approximately $18.89 per common share (1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the $3.15 million in land development costs. Neither the additional value that may be derived from the land development costs, nor the retention bonuses for the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of September 30, 2016. The Company believes there will be a higher internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land development efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land development costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

7.     Liability for Estimated Costs in Excess of Receipts during Liquidation:

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land development costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current fair value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2016 through September 30, 2016 is as follows:

	January 1, 2016	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2016
Assets:
Estimated rents and reimbursements	$6,440,325	$(2,874,829)	$102,313	$3,667,809
Liabilities:
Property operating costs	(3,596,704)	1,487,488	(30,310)	(2,139,526)
Capital expenditures excluding land development costs and land purchases	(612,704)	320,286	(100,000)	(392,418)
Land development costs	(3,154,490)	770,245	-	(2,384,245)
Corporate expenditures	(7,778,675)	2,467,330	(450,580)	(5,761,925)
Selling costs on real estate assets	(2,817,000)	979,204	103,196	(1,734,600)
Retention bonus payments to Directors (a)	(1,263,730)	762,351	348,316	(153,063)
Retention bonus payments to Executives and other employees (a)	(680,470)	410,497	187,555	(82,418)
Less prepaid expenses and other assets	443,108	(15,271)	-	427,837
Liability for estimated costs in excess of estimated receipts during liquidation	$(13,020,340)	$4,307,301	$160,490	$(8,552,549)

(a)

The value of the real estate reported in the Statement of Net Assets as of September 30, 2016 does not include the appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) and accordingly the Company has not included any retention bonuses on the sale of the Cortlandt Manor or Flowerfield Properties in the estimated costs in excess of receipt. However, if the Company concludes in future periodic filings that the value of the real estate exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to the value of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

8.     Disposition Activities:

Port Jefferson Professional Park. During 2016, the Company sold five buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park Location	Closing Date	Gross Sales Proceeds
6 Medical Drive	January 2016	$850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000

The Company has four remaining buildings within the same medical park which are currently being actively marketed for sale.

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
b.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the obligation on the master lease has been reduced to $50,593 (net of the August sub lease payment of $16,878).

The Comparison of the Gross sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value reported prior to entering the Purchase and Sale Agreement	Fair Value reported in excess of Proceeds excluding the Master Lease Obligation
$ 14,015,000	$ 14,000,000	$ 15,000

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Amortized cost	$4,368,749	$5,026,390
Gross unrealized (losses) gains	85,470	(24,668)
Fair value*	$4,454,219	$5,001,722

* $643,609 in principal repayments was received during the nine months ended September 30, 2016

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At September 30, 2016 and December 31, 2015, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. As of September 1, 2015, all securities are reported at fair value and the changes are reported in the statement of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

10.   Income Taxes:

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a pass-through entity with the taxable income or loss reported annually on a Form K-1 to its shareholders pro rata. FPI is a wholly-owned subsidiary of the Company. FPI is a “C” corporation and therefore any income generated by FPI is subject to a corporate level tax.

11.   Incentive Compensation Plan:

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until such time as the Company made cash distributions so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15th, the Company paid a dividend of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid in June, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

12.  Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at September 30, 2016 and December 31, 2015.

13.  Commitments and Contingencies:

Lease revenue commitment

The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount
2017	$1,862,000
2018	1,446,000
2019	1,031,000
2020	391,000
2021	344,000
Thereafter	956,000
Total	$6,030,000

Other commitments and contingencies

As of September 30, 2016, other commitments and contingencies are summarized in the below table:

Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	77,100
Total	$677,100

On May 4th, 2016, the Company’s wholly owned subsidiary Virginia Healthcare Center, LLC (“VHC”) closed on the sale of the Fairfax Medical Center. The purchase and sale agreement contains a master lease obligation by VHC (guaranteed by the Company) on approximately 3,852 square feet for an initial approximate $155,000 over a period of two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Under the master lease, VHC receives a credit for any new leases (other than renewals) and expansions from existing tenants. Based on such activity, the Company estimates the total obligation under the master lease will be reduced to approximately $67,000, the amount of which will be paid in quarterly installments over the period from August 3rd 2016 to May 4, 2018. In August, 2016, pursuant to the master lease, the Company paid the first quarterly installment of $16,878, leaving an estimated remaining balance of $50,593. For further discussion see Footnote 8.

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

As of September 30, 2016, the Company’s aggregate commitment related to severance is approximately $677,100.

In May 2014, the board of directors approved a Retention Bonus Plan. The estimated aggregate bonus amount payable under this plan and included in the estimated liquidation and operating costs in excess of operating receipts in the statement of net assets in liquidation and the statement of changes in net assets in liquidation (excluding amounts paid through September 30, 2016) is approximately $235,000, of which approximately $153,000 and $82,000 is payable to directors and employees, respectively. Based on the terms of the Retention Bonus Plan, the Company has included estimated amounts based on the fair value of the remaining four buildings it owns in the Port Jefferson Professional Park. However, the Company has not included any bonuses on the sale of the Cortlandt Manor and Flowerfield properties. The change of zone and entitlements for such properties are under the control of the town for each related property and therefore under GAAP, the potential increase in the real estate fair value from the land development effort cannot be included in the Statement of Net Assets. As a result, the fair value being reported does not exceed the adjusted appraisals (adjusted appraisals are defined under the bonus plan as the appraisals dated November 2013 plus the estimated land development costs incurred since such appraisal.) See “Retention Bonus Plan” below for a description of the calculation of the bonus amounts. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of September 30, 2016, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated be required to pay bonuses related to on the value sale of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

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

The Retention Bonus Plan provides for a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its 2013 appraised value as designated in the bonus plan. The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

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

On May 24, 2016, the board of directors amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the 2013 appraised value of the property (“Adjusted Appraised Value”) in calculating appreciation (gross sales price minus appraised value) for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the board of directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of September 30, 2016 does not include the appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan and accordingly the Company has not included any retention bonuses on the sale of the Cortlandt Manor or Flowerfield Properties in the estimated costs in excess of receipt. However, if the Company concludes in future periodic filings that the value of the real estate exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to the value of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

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

The following table represents the carrying value and fair value on a recurring basis of the Company’s financial assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016		December 31, 2015
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,454,219	$4,454,219*	$5,001,722	$5,001,722

* $643,609 in principal repayments was received during the first nine-months of 2016.

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

Fair Value Measurements:

The following table presents the Company's assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$28,910,000	$—	$—	$28,910,000

The Company estimates the fair value of its real estate assets by using income and market valuation techniques including market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated. The following table represents the change in the fair value of the Company’s real estate assets during the nine-months ended September 30, 2016:

Real estate assets at December 31, 2015	$46,950,000
Real estate sold during the nine-months ended September 30, 2016	(18,261,000)
Change in value of real estate assets	221,000	(a)
Real estate assets at September 30, 2016	$28,910,000

 (a) The net increase in value of $221,000 is attributable to an increase in value from the sale of the Fairfax Medical Center at $15,000 in excess of the estimated value and the sale of two buildings in the Port Jefferson Professional Park at $206,000 in excess of the estimated value at December 31, 2015. The combined net increase of $221,000 represents the net increase in value of the real estate compared to that which was reported in the Statement of Net Assets at December 31, 2015.

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

While the Company did not receive any distribution in connection with the sale of the Grove Property in 2013, the purchase and sale agreement provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. Gyrodyne has been informed by the Grove’s managing partner that the purchaser of the Grove Property, Minto Group, transferred the property to an affiliate which triggered an appraisal process that resulted in the payment of a fee by Minto to the Grove of $1,968,750. The Grove’s managing partner also informed Gyrodyne that the fee along with some of its existing cash will be utilized to pay back in full debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. In as much as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive, in any final liquidating distribution from the Grove, which may not occur until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on the Grove’s assets, liabilities and expenses that must be settled prior to any distributions to the Grove’s limited partners.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions. Therefore, in accordance with the exception rules for distressed assets that are thinly traded/lack of marketability, the Company is not presenting a fair value for its investment in the Grove. Prior to the Merger, the Company accounted for the investment under the equity method. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $0.

16.  Related Party Transactions:

Paul Lamb, the Chairman of the Board of Gyrodyne LLC was previously the Chairman of the Board of Directors of a not-for-profit corporation under New York law in which he did not earn any compensation or receive any other financial benefit. In late 2015, the Company entered into certain leasing relationships with an entity related to the not-for-profit company under New York Law with which the Chairman also did not have any financial relationship. The leasing terms comprise 1,905 square feet and an annual and total lease commitment of $20,955 and $62,865, respectively. The Company provided certain rent abatements and tenant incentives which the Company believes were at arm’s length market rates. The independent members of the Board of the Company approved the transaction. During April 2016, Paul Lamb resigned as the Chairman of the Board of Directors of the aforementioned not-for-profit corporation, and therefore any post March 31, 2016 revenues, transactions, actions and or costs will not be disclosed under related party transactions.

Mr. Lamb is also a partner in Lamb & Barnosky, LLP which provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

During the three months ended March 31, 2016, the Company received rental revenue of $5,715. After such time this was no longer a related party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities the owned or controlled by it. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine -months ended September 30, 2016.

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

The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne in the aggregate (.0904 common share of Gyrodyne per share of Corporation common stock), holders of shares in non-transferable notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne in the aggregate (.024798 common share of Gyrodyne per $1.00 principal amount of the dividend notes issued in January and December 2014, together, in each case, with any interest thereon paid in kind in the form of additional notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne in the aggregate (.473999 common share of Gyrodyne per GSD interest).

The Merger completed the Corporation’s plan of tax liquidation under the Internal Revenue Code, even though the actual disposition of all of the properties had not yet occurred. The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

After giving effect to the Company’s dispositions of real properties through November 10, 2016, (see Footnote 8) the Company controls one remaining medical office park and four of fourteen buildings in a second medical office park, together comprising approximately 49,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The Company also owns approximately 68 acres of property in St. James, New York, which includes the aforementioned industrial park which sits on ten of those acres. The medical office park in Cortlandt Manor, the block of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park and the undeveloped property are individually owned in single asset LLCs wholly owned by the Company.

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

Properties sold:

Port Jefferson Professional Park.

During 2016, the Company closed on the purchase and sale agreements on five buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	$850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000

The Company has four remaining buildings within the same medical park, each of which are currently being actively marketed for sale.

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
b.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in the VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date and net of the first installment paid in August 2016 of $16,878, the Company estimates the obligation on the master lease has been reduced to approximately $50,600.

The Comparison of the Net sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value Reported Prior To Entering The Purchase and Sale Agreement	Fair Value reported in excess of Sales proceeds excluding the Master Lease Obligation
$ 14,015,000	$ 14,000,000	$ 15,000

Land Development

The Company is considering various options to maximize the total distributions to our shareholders during the liquidation process. Prior to the Merger, GSD did not have sufficient liquidity to effectively pursue the highest and best use zoning/entitlements of the Cortlandt Manor and Flowerfield properties. Following the rights offering and Merger, the Company believes it possesses sufficient liquidity to maximize the value of Flowerfield and Cortlandt Manor through the pursuit of the highest and best use zoning/entitlements. During the first nine months of 2016, the Company incurred $770,000 of land development costs, of which approximately $210,000 was for the purchase of four acres of adjacent land and related closing costs. The Company believes the acquired land will significantly enhance the achievable density we are pursuing under the entitlement efforts. The Company estimates that it may incur approximately $3.15 million (inclusive of the $770,000 incurred during the nine months ended September 30, 2016) in total land development costs through 2018, to continue enhancement efforts, including the pursuit of entitlements inclusive of zoning changes and special permits.

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

Market Outlook

Real estate pricing is generally influenced by market interest rates. However, prices and rates do not move simultaneously; rather, prices generally lag behind interest rate adjustments for a period of time. An uptick in lending rates usually translates into lower cash returns for investors who use leverage to buy investment properties. On the other hand, rising interest rates also suggest that the economy is improving, which in turn could lead to higher demand for commercial property, and potentially higher rental rates. Today’s economic environment remains characterized by historically low interest rates which continue to compress capitalization rates for commercial properties. Furthermore, previously owned home sale prices continue to recover and new home construction continues at a pace that restricts supply. Commercial property prices have nearly recovered and or surpassed the 2007 pre-recession values in many sectors. During 2015, a majority of analysts believed that the economy was slowly moving from recovery status toward an expansionary cycle. On December 16, 2015, the Federal Open Market Committee of the Federal Reserve (the “FOMC” or the “Committee”) announced an increase in the federal funds rate by 25 basis points. The anticipation of this first increase in the federal funds rate since 2006 has been a primary source of much volatility in equity markets for real estate companies. Shortly after the FOMC meeting in late 2015, global market volatility and economic recoveries significantly deteriorated. Furthermore, the degradation in the energy industry and perhaps the commodities markets as a whole, which are yet to fully recover, have put further pressure on both global markets and the US economy. Furthermore, the June United Kingdom decision to withdraw from the European Union could have a prolonged economic impact on the US economy. These factors and others have contributed to FOMC statements following the March 2016 FOMC meeting suggesting that the FOMC has softened its views on the pace of the recovery, if any, the pace of further interest rate hikes in 2016, if any, and in fact whether further stimulus may be needed to address the economic stresses on the U.S. economy. Following the July FOMC meeting, FOMC statements indicate a consensus that the economy is more stable and that near term risks on the outlook have diminished. However, while the FOMC has reported that economic activity has expanded at a moderate rate, it also stated that a few risks remain and will continue to monitor inflation indicators and the global economic and financial developments.

Following the September FOMC meeting, FOMC statements indicated that "inflation has moved somewhat since earlier this year". Furthermore, the FOMC stated that while the case for a raise in interest rates is strengthening, they want to see "some further evidence" of economic progress before raising interest rates. Such statements indicate they could move to raise interest rates at the next FOMC meeting scheduled for December 2016. Such statements further suggest that the FOMC has strengthened its views on the pace of the recovery, the pace of further interest rate hikes, and in fact whether any further stimulus may be needed to address the economic stresses on the U.S. economy.

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

The aforementioned economic and industry trends may adversely impact our financial condition and our estimated net assets in liquidation because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Westchester and Suffolk Counties in New York and, prior to the sale on May 4th, 2016, Fairfax County in Virginia. Our current portfolio, net of sales through November 10, 2016, consists primarily of medical office and industrial buildings comprising approximately 179,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, the Company’s estimated net assets in liquidation could be adversely effected, which could reduce our estimated distributions.

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

As of September 30, 2016 the average effective rental revenue per square foot adjusted for tenant improvements was $16.99 compared to $19.52 on December 31, 2015. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases. Excluding properties sold through September 30th 2016, the average effective rate at December 31, 2015 was $16.95.

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

The Corporation also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders would be asked to authorize the previously announced merger of the Corporation and GSD with and into Gyrodyne LLC would be held on August 20, 2015. More than 99% of votes cast at the special meeting voted in favor of the transaction, representing more than 76% of all outstanding shares. The Merger closed on August 31, 2015 and Gyrodyne, LLC common shares began trading on NASDAQ on September 1, 2015. The Merger completes the plan of liquidation for purposes of the Internal Revenue Code, and resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common share of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable Notes receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common share of Gyrodyne, LLC per $1.00 principal amount of the Dividend Notes issued in January and December 2014, together, in each case, with any interest thereon paid in kind in the form of additional Notes), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.47399 common share of Gyrodyne, LLC per GSD interest).

We continue to focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. During the third quarter of 2015 we completed within the two year deadline, the tax plan of liquidation by completing the merger of GSD and the Corporation with and into Gyrodyne, LLC, thereby ensuring the prior 2013 and 2014 distributions and future distributions were and will continue in a tax efficient manner. The remaining strategy involves a balance between preserving capital and improving the market value of the real estate portfolio as the Company works towards accomplishing its overall plan to dissolve. The Company plans to dissolve after disposing all of its real property assets, applying the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and making liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s intends to:

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the completion of the liquidation of the Company takes until the end of 2018, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $28 million, prior to any future dividend distributions. Such cash would equate to future liquidating distribution of $18.89 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on the Flowerfield and Cortlandt Manor properties. While the real estate market is dynamic and the economy is volatile, the Company believes the internal rate of return from the estimated investment of $3.15 million on enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, while it could be argued that approximately $1 million of land development costs are for environmental impact and other infrastructure studies that can be utilized by a potential buyer, such value was not included in the fair value of the real estate disclosed in the statement of net assets. For a further discussion see the 2015 Form 10-K annual report filed on March 31, 2016 and the supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy filed on July 1, 2014 including the section titled “The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC interests)”, which is located on pages 67 through 69.

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

Transaction Summary for the period January 1 through September 30, 2016

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2016.

Acquisition Activity

In March 2016, the Company acquired a four acre undeveloped lot for $210,000, including related costs which the company believes is synergistic to maximizing the value on one of its properties.

Disposition Activity

Port Jefferson Professional Park.

During the nine months ended September 30, 2016, the Company closed on the sale of five buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	$850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000

The Company has four remaining buildings within the same medical park which are currently being actively marketed for sale.

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
b.

Amended the master lease obligation which among other things effectively reduced VHC’s obligation on rentable square feet from 4,700 square feet to 3,852 square feet which translates to a reduction in VHC’s liability from approximately $210,000 to approximately $155,000. Consistent with the original master lease, VHC will continue to get credit toward the master lease obligation for leases to new tenants and expansions of existing tenants. If the financial obligation under the master lease becomes satisfied through leases to one or more third party tenants, the master lease will terminate and VHC will have no further obligation to pay rent thereunder. JAG has a continuing obligation during the lease term to make commercially reasonable efforts to lease all or a portion of the leased premises at current market rates, as a priority over leasing occupied space in the property. In connection with the execution of the master lease, Gyrodyne agreed to guarantee full performance of the master lease by VHC, including the payment of all rentals but limited to two years of base rent.

On May 4th, 2016, VHC closed on the sale of the Fairfax Medical Center. Based on the aforementioned terms, VHC has a master lease obligation (guaranteed by the Company) on approximately 3,852 square feet for approximately $155,000 over the next two years with payments made quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date and net of the first installment paid in August 2016 of $16,878, the Company estimates the obligation on the master lease has been reduced to approximately $50,600.

The Comparison of the Net sales proceeds to the fair value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Fair Value Reported Prior To Entering The Purchase and Sale Agreement	Fair Value reported in excess of Sales proceeds excluding the Master Lease Obligation
$ 14,015,000	$ 14,000,000	$ 15,000

Class Action Litigation

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected in arm's-length transactions at prices at or above their most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the defendants in the case (the Corporation, the members of the board of directors, GSD and Gyrodyne) (the “Defendants”) and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000. The Company paid the award in full in April 2016 and received a refund from its D&O carrier of approximately $399,000 (the balance in excess of the $1 million deductible on its D&O policy).

Pursuant to the Settlement, the Defendants agreed that Gyrodyne would sell the “Contributed Properties” (defined therein as the Company’s St. James, Cortlandt Manor, Fairfax and Port Jefferson properties) at the prices resulting from arms’ length negotiations and at or above the appraised value for the Contributed Properties obtained by the Company in 2014. The 2014 appraised values of the Contributed Properties in the aggregate were approximately $100,000 higher than the 2013 aggregate appraised values for such properties.

See Part II, Item I, “Legal Proceedings”, below.

Investments

During the nine months ended September 30, 2016, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the nine months ended September 30, 2016 of $643,609 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the nine months ended September 30, 2016, the Company executed twenty-five lease renewals and two expansions encompassing approximately 30,000 and 1,800 square feet, respectively and approximately $549,000 and $54,000, respectively in annual revenue. Furthermore, nine new leases were signed comprising 12,000 square feet and $206,000 in annual revenue.

The new lease and lease renewals/expansions signed during the nine months ended September 30, 2016 included tenant allowances and rent abatements of approximately $226,000 and $19,000, respectively which were associated with total lease commitments of approximately $823,000. The Company incurred approximately $19,000 in lease commissions during the first nine months ended September 30, 2016. Following the sale of the Virginia Healthcare Center on May 4, 2016, the Company is only responsible for $29,000 and $10,000 of the tenant allowances and rent abatements, respectively associated with $362,000 of lease commitments. Additionally, as part of the sale agreement the Company satisfied in full, its obligation for approximately $24,000 of tenant allowances that relate to the Virginia Healthcare Center.

Lease terminations/defaults

There were eight terminations during the nine month period ended September 30, 2016, comprising approximately 9,000 square feet and approximately $174,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues were $739,050, $708,439, $1,210,479 and $1,207,289 for the three-months ended September 20, June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The quarter over quarter decreases are mainly due to the sales of the Virginia Healthcare Center and the 6 buildings in the Port Jefferson Professional Park that closed between December 30, 2015 and September 30, 2016. The increase in revenue from the medical park in the third quarter is mainly due to one high credit risk tenant, the revenue of which is reported on a cash basis when paid supplemented by non-cash revenue reductions in the second quarter affiliated with long term receivables that were sold with the underlying assets. The revenue during the quarter ended December 31, 2015 relating to these properties was $385,350 and $179,697, respectively. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the Company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Industrial Park Rental Revenue	$389,823	$418,893	$425,993	$415,532
Combined Medical Park Rental Revenue	$817,466	$791,586	$282,446	$323,518

Occupancy Rate Industrial Park	70%	71%	70%	70%
Occupancy Rate Combined Medical Parks	86%	86%	85%	81%
Total Occupancy Rate	78%	78%	75%	73%
Average Effective Rental Rate Per Square Foot – Industrial Park	$14.31	$14.23	$14.34	$13.68
Effective Rental Rate Per Square Foot- Medical Parks	$23.88	$24.47	$25.30	$24.74
Average Total Effective Rental rate per square foot	$19.52	$19.75	$18.31	$16.99

Our leasing activity has resulted in total lease commitments as of September 30, 2016 and December 31, 2015 of $6,030,045 and $16,044,572, respectively. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 and the sale of five buildings in the Port Jefferson Professional Park during the first nine months of 2016. The Fairfax Medical Center and the five buildings in the Port Jefferson Professional Park contributed lease commitments of approximately $8.3 million and $1.5 million, respectively at December 31, 2015. There were twenty-five renewals during the period along with nine new leases, with the resulting annual revenue commitment partially offset by eight terminations during the period. During the first nine months the Company provided tenant incentives of approximately $245,000. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Included in the leasing activity above is one new lease, one expansion and one termination relating to the Fairfax Medical Center that was sold on May 4, 2016. Tenant incentives relating to this property were $205,000 of which the Company is only responsible for $24,000, half which have been settled, and the remaining incentives are the responsibility of the purchaser of the Fairfax Medical Center.

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

The Retention Bonus Plan provides for a bonus pool that would be funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value as designated in the bonus plan. The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

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

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the appraised value of the property in calculating appreciation (gross sales price minus appraised value) for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the board of directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of September 30, 2016 does not include the appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan and accordingly the Company has not included any retention bonuses on the sale of the Cortlandt Manor or Flowerfield Properties in the estimated costs in excess of receipt. However, if the Company concludes in future periodic filings that the value of the real estate exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to the value of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

Payments made during the nine months ended September 30, 2016 under the Retention Bonus Plan relating to the sales of 5 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$768,708
Chief Operating Officer	126,146
Chief Executive Officer	126,146
Chief Financial Officer	126,146
Other Employees	35,480
Total	$1,182,626

Subsequent Events

Leasing- Subsequent to September 30, 2016, the Company signed one lease extension and one lease expansion encompassing approximately 2,400 square feet and approximately $37,000 in annual revenue. There were no terminations.

Subsequent to September 30, 2016, there were Retention Bonus payments made as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$46,554
Chief Operating Officer	7,640
Chief Executive Officer	7,640
Chief Financial Officer	7,640
Other Employees	2,148
Total	$71,622

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

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be the end of 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

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

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method for the two months ended August 31, 2015. The equity method of accounting is not applicable to the financial statements prepared under the liquidation basis of accounting.

Effective with the Merger, the Company adopted the liquidation basis of accounting effective September 1, 2015. As a result, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets in liquidation. During the nine months ended September 30, 2016, net liquidation value increased by $491,628. The change was mainly due to the increase in the value of the Company’s investments and real estate of $110,138 and $221,000, respectively, supplemented by the increase in the remeasurement of assets and liabilities in liquidation of $160,490. In May 2016 and August 2016, the Company declared non-recurring special dividends of $9.25 per share ($13,714,790) and $1.50 per share ($2,224,020). This resulted in a decrease in net assets in liquidation for the nine months ended September 30, 2016 of $15,447,182 to $28,008,395.

Discussion of the Statement of Net Assets

The Merger was effective as of August 31, 2015. The completion of the Corporation’s tax liquidation by means of the Merger removed the timing constraints associated with the tax liquidation and provided Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne is completed by the end of 2018, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $28 million, prior to any future dividend distributions.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018), excluding any interim distributions, is estimated based on the September 30, 2016 combined cash balance and marketable securities of $8.7 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

The estimated cash receipts for the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all its real estate holdings
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company have been included, including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	In addition, the Company is incurring land development costs to determine and position itself for the highest and best use for the Flowerfield and Cortlandt Manor properties.
6.

Based on the terms of the Retention Bonus Plan, the Company has included estimated amounts based on the fair value of the remaining four buildings it owns in the Port Jefferson Professional Park. The fair value of the Flowerfield and Cortlandt Manor properties do not exceed the adjusted appraisals (adjusted appraisals are defined under the bonus plan as the appraisals dated November 2013 plus estimated land development costs incurred since such appraisal), therefore, the Company has not included any bonuses on the sale of these properties. The change of zone and entitlements for such properties are under the control of the town for each related property and therefore under GAAP, the potential increase in the real estate fair value from the land development effort cannot be included in the Statement of Net Assets.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2016 (dollars are in millions).

September 30, 2016 cash and investment balance	$8.7	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.6)	(ii)
Free cash flow from rental operations	1.1	(iii)
General and administrative expenses including final liquidation and dissolution	(4.7)	(iv)
Land development costs to determine highest and best use	(2.4)	(v)
Other	0.2
Gross real estate proceeds	28.9
Selling costs on real estate	(1.7)
Retention bonus plan for directors	(0.2)	(vi)
Retention bonus plan for officers and employees	(0.1)	(vi)
Severance	(0.7)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net Assets in Liquidation at December 31, 2018	$28.0	(vii)

(i)	As of September 30, 2016 the Company has a cash and cash equivalent balance of $4.2 and investments in marketable securities of $4.5, which result in a combined balance of $8.7.

(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.6).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.1.

(iv)

The General and Administrative expenses are estimated to be $4.7. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.15 million in costs over the two year period ending December 31, 2017 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in an internal rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(vi)

The gross real estate proceeds do not include any appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated development costs) and accordingly the Company has not included any estimated bonuses on the sale of the Cortlandt Manor or Flowerfield Properties. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of September 30, 2016, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated be required to pay bonuses related to on the value sale of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

(vii)

The net assets in liquidation at September 30, 2016 would result in liquidating distributions of approximately $18.89 per Common Share ($28 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the $3.15 million in land development costs. The Company believes there will be a higher internal rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows. The gross real estate proceeds do not include the any appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the minimum value required to pay bonuses under the Company’s retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated development costs), accordingly the Company has not included any estimated bonuses on the sale of the Cortlandt Manor or Flowerfield properties in the net assets in liquidation at December 31, 2018. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of September 30, 2016, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land development costs), then the Company will report the updated estimated real estate value and the estimated be required to pay bonuses related to on the value sale of the Cortlandt Manor and/or Flowerfield Properties in accordance with the provisions of the retention bonus plan.

Discussion of Changes in Net Assets

 The completion of the Corporation’s tax liquidation by means of the Merger removes the timing constraints associated with the tax liquidation and now provides Gyrodyne the opportunity to pursue without such constraints the opportunistic disposition of certain properties and the enhancement of the value of Flowerfield and Cortlandt Manor, by pursuing various development or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds from such dispositions and from the liquidation of other assets first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Statement of Changes in Net Assets contains fair value adjustments to the August 31, 2015 ending going concern equity to arrive at liquidating value. In addition and separately stated are the changes in the Statement of Net Assets for the period September 1, 2015 through December 31, 2015. For a further discussion of these adjustments see the Company’s 2015 Form 10-K annual report – Management Discussion and analysis – “Statement of Changes in Net Assets”. The changes in the Statement of Net Assets for the period January 1, 2016 through September 30, 2016 are discussed below:

Change in market value of securities	$110,138
Remeasurement of assets and liabilities in liquidation	$160,490
Change in liquidation value of real estate	$221,000	(a)
Liquidating Distributions to Shareholders	$(15,938,810)	(b)
Total change in net assets	$(15,447,182)

(a) The net increase in value of $221,000 is attributable to an increase in value from the sale agreements of two buildings in the Port Jefferson Professional Park and the increase in value from the sale agreement of the Virginia Healthcare Center at $206,000 and $15,000, respectively, in excess of the estimated value at December 31, 2015. The combined net increase of $221,000 represents the net increase in value of the real estate compared to that which was reported in the Statement of Net Assets at December 31, 2015.

(b) On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2015. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016. On August 29, 2016 the Company declared another non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the recent sale of three buildings in the Port Jefferson Professional Park.

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

As of September 30, 2016, the Company had cash and cash equivalents totaling approximately $4.2 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.5 million. The Company anticipates that the combination of its current cash balance and cash flow from its operations will be adequate to fund the Plan of Liquidation and dissolution over the next twelve months. The Company has approximately $8.7 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the business plan of liquidation. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $28.9 million. Assuming the completion of the liquidation of Gyrodyne takes until the end of 2018, and based on its current cash balance and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $28 million, prior to any future dividend distributions. Such cash would equate to future liquidating distribution of $18.89 per share based on Gyrodyne LLC, having 1,482,680 common shares outstanding.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $6.0 million at September 30, 2016 compared to $16.0 million at December 31, 2015. The reduction was mainly due to the sale of the Fairfax Medical Center in May 2016 and the sale of five medical office buildings in the Port Jefferson Professional Park which contributed lease commitments of approximately $8.3 million and $1.5 million respectively at December 31, 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

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

While the Company did not receive any distribution in connection with the sale of the Grove Property in 2013, the purchase and sale agreement provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. Gyrodyne has been informed by the Grove’s managing partner that the purchaser of the Grove Property, Minto Group, transferred the property to an affiliate which triggered an appraisal process that resulted in the payment of a fee by Minto to the Grove of $1,968,750. The Grove’s managing partner also informed Gyrodyne that the fee along with some of its existing cash will be utilized to pay back in full debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. Inasmuch as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distribution from the Grove, which may not occur until 2017 at the earliest. The amount of distributions, if any, ultimately received by Gyrodyne will depend on the Grove’s assets, liabilities and expenses that must be settled prior to any distributions to the Grove’s limited partners.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions. Therefore, in accordance with the exception rules for distressed assets that are thinly traded/lack of marketability, the Company is not presenting a fair value for its investment in the Grove. Prior to the Merger, the Company accounted for the investment under the equity method. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $0.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2016. As of September 30, 2016, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne supplemented its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and has agreed that any sales of its properties would be affected in arm's-length transactions at prices at or above their then most recent appraised values.  The plaintiff, on behalf of itself and the members of the putative class it represents, has agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

Pursuant to the Settlement, the Defendants agreed that Gyrodyne would sell the “Contributed Properties” (defined therein as the Company’s St. James, Cortlandt Manor, Fairfax and Port Jefferson properties) at the prices resulting from arms’ length negotiations and at or above the appraised value for the Contributed Properties obtained by the Company in 2014. The 2014 appraised values of the Contributed Properties in the aggregate were approximately $100,000 higher than the 2013 aggregate appraised values for such properties.

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

Items 2 through 5 are not applicable to the Company in the nine months ended September 30, 2016.

Item 6. Exhibits.

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

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation (6)

101.DEF	XBRL Taxonomy Extension Definition (6)

101.LAB	XBRL Taxonomy Extension Labels (6)

101.PRE	XBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(6)	Filed as part of this Report.

(7)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: November 14, 2016	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: November 14, 2016	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation (6)

101.DEF	XBRL Taxonomy Extension Definition (6)

101.LAB	XBRL Taxonomy Extension Labels (6)

101.PRE	XBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(6)	Filed as part of this Report.

(7)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.