Form 10-K
period 2016-12-31
Gyrodyne, LLC
filed 2017-03-31
CIK 1589061

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ___________________.

Commission file number: 333-191820

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2016 was $15,609,374. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the NASDAQ Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2017, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities owned or controlled by it. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2016. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC except where the reference relates to periods prior to September 1, 2015 in which case it relates to the Board of Directors of Gyrodyne Company of America, Inc.

All references to 2016 and 2015 refer to our fiscal years ended or the dates, as the context requires, December 31, 2016 and December 31, 2015, respectively.

Item 1. Business

Description of the Company's Business

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business has been the management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties located in the Northeast region of the United States.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment. The Company’s corporate strategy since September 2015 has been to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result, if any, from such future value enhancement efforts.

Gyrodyne is the surviving entity in the merger of Gyrodyne Company of America, Inc. (the “Corporation”) and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne (the “Merger”), effective August 31, 2015. The Merger completed the Corporation’s plan of liquidation under the Internal Revenue Code.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through December 31, 2016 (see Footnote 6), the Company owns one remaining medical office park and four of fourteen buildings in a second medical office park, together comprising approximately 48,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York. Each of the medical office park in Cortlandt Manor, the group of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

Properties Under Contract or Sold

Port Jefferson Professional Park. During the years ended December 31, 2016 and 2015, the Company sold five buildings and one building, respectively, (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park Location	Closing Date	Gross Sales Proceeds
		2016	2015
5 Medical Drive	December 2015		$760,000
6 Medical Drive	January 2016	850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000	$760,000

The Company also entered into a Purchase and Sale Agreement dated March 30th, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for $2,000,000 to Teresa Rainone and Hesham Atwa, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period.

Following the sale indicated above, the Company will have two remaining buildings (comprising approximately 7,700 square feet in total) within the same medical park which are being actively marketed for sale.

Fairfax Medical Center. On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000. Based on the terms of the sale, the Company has a master lease obligation to the purchaser on approximately 3,852 square feet for approximately $155,000 over two years from the date of sale with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the maximum obligation on the master lease has been reduced to $50,593 (net of the August 2016 lease payment of $16,878).

The Comparison of the Gross sales proceeds to the net realizable value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Net Realizable Value reported prior to entering the Purchase and Sale Agreement	Net Realizable Value reported in excess of Proceeds excluding the Master Lease Obligation
$14,015,000	$ 14,000,000	$ 15,000

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy since September 2015 has been to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio;
●	balancing working capital and funds available for the development process with making distributions during the liquidation process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result, if any, from such value enhancement efforts. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $28.1 million, prior to any future dividend distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $18.96 per share based on Gyrodyne LLC, having 1,482,680 common interests outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes the rate of return from the estimated investment of $3.36 million on enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, approximately $1 million of land development costs are for environmental impact and other infrastructure studies that potentially could be utilized by a prospective buyer, however such value was not included in the fair value of the real estate as presented in the statement of net assets.

The statement of net assets is based on certain significant estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional incremental value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land development efforts (mainly restricted to researching highest and best use and the pursuit of certain related entitlements, special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land development costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the development efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated. In the event our shareholders receive distributions from Gyrodyne, LLC and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

Property Value Enhancement

The Company is pursuing zoning/entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the twelve months ending December 31, 2016, the Company incurred $897,000 of land development costs, of which approximately $210,000 (inclusive of closing costs) was for the purchase of four acres of land adjacent to the Cortlandt Manor Medical Center. Approximately $116,000 of the balance was comprised of real estate taxes with the balance mainly attributable to market analysis and feasibility studies inclusive of traffic studies to determine the highest and best use intended to maximize the value to our shareholders with a low amount of risk. We anticipate that the acquired land will enhance the achievable development density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $3.36 million in additional land development costs through 2018 in pursuit of entitlements (approximately $1.10 million in Cortlandt Manor and $2.26 million in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. While the real estate market is dynamic and the economy is uncertain, we anticipate that these expenditures will serve to greatly increase the sale prices of the properties and the resulting liquidating distributions to our shareholders.

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For more than a year the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On March 13, 2017, the Company entered a purchase and sale agreement to purchase a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price is $319,512. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

The Company expects to file an application with the Town of Cortlandt Manor to develop the Cortlandt Manor property, on or about March 31, 2017, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
MEDICAL OFFICE	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working closely with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision on the MOD.

The development costs from December 2013 through year end December 31, 2016 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $565,416.

Flowerfield. Following extensive market research and related feasibility studies, we identified the entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

In March 2017, the Company filed a pre-application (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) Catering hall facility for an eight-lot subdivision. With the Pre-application process now complete, the Company is proceeding with the comprehensive application based on feedback provided by the Town of Smithtown staff in the Pre-application process, as follows:

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	16	Existing Industrial Park – Mixed Use	132,719 SFT
2	12	Catering Hall	34,685sft
3	6	Hotel with restaurant, Spa/fitness and conference center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
4	4	Medical Office /R&D Office building	53,400 sft
5	6	Medical Office/R&D Office building	76,350 sft
6	2	Assisted Living	104 units
7	3	Assisted Living	116 units
8	25	Common Area

In addition to lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses with in the overall Flowerfield campus landscape. The development costs from December 2013 through year end December 31, 2016 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $942,486. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the Pre-application.

While we cannot predict the outcome of the Pre-application, we can state that we have undertaken to subdivide the Flowerfield property in an accretive manner that is economically advantageous to both the Company and the surrounding communities.

As envisioned in the chart above, the Pre-application seeks to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A. The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of the education of elementary and high school students. We believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

The Company’s Pre-application includes proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density. The Company’s Pre-application includes perfecting the subdivision of the Catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

In accordance with the draft Smithtown Comprehensive Plan Update, the new additions to the Flowerfield campus would be focused on uses supportive and beneficial to Stony Brook University (SBU), namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities. Furthermore, the connection with SBU via the existing LIRR crossing will help to foster synergy between Flowerfield and SBU.

Lot 1 encompasses the existing uses of the current light industrial park being retained thereby keeping in place jobs from the local business community, locations for back office operations of SBU, and studios for a vibrant arts community that yields cultural benefits to Smithtown and the surrounding communities.

Lot 2 owned by a third party. It is a catering facility that resides on a 12-acre lot that was sold in 2002. The subdivision was deferred by the town until the overall plan for Flowerfield is approved.

Lot 3 is planned as a 150-room hotel that would include a 150-seat restaurant. The hotel could also have a 500-seat conference space and a 10,000-square foot day spa/fitness center. It is envisioned that this hotel would serve the adjacent catering facility, as well as the office uses on-site and the nearby SBU.

Lots 4 and 5 are envisioned as medical office, general office, or tech space (R&D) in support of SBU, its Hospital and Children’s Hospital, and its Center of Excellence in Wireless and Information Technology (CEWIT). The two lots could be developed separately or as one larger lot. Approximately 129,750 square feet of office space in two buildings (53,400 and 76,350 sf) would be provided.

Lots 6 and 7 are envisioned as assisted living communities, comprising a total of 220 units, again either as two separate lots or one combined lot. There would be a synergy with the SBU Hospital and with the medical office uses for medical care of the residents of the assisted living facilities.

The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could range between six months and two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.

Health Care Industry

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

Our tenants and operators are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Real Estate

The Company owns properties in St. James, Port Jefferson Station and Cortlandt Manor, New York. From March 2009 until May 2016, the Company owned a medical office property in Fairfax, Virginia, and has a remaining lease obligation on that property.

St. James, New York. In St. James, New York, the Company owns a 68-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. Gyrodyne currently has 130,533 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2016, there were 34 tenants, comprising 41 leases and 6 long-term tenants under month-to-month commitments. The annual base rent at Flowerfield based on the rates in effect as of December 2016 is $1,502,000 which included month-to-month annualized base rent of $385,000 on 16,553 square feet. The occupancy rate was 72% as of December 31, 2016. Studies including environmental, archeological, ecological and traffic have been conducted in connection with previous development plans, none of which had any significant adverse findings. The Company believes that material costs will not be incurred in connection with compliance with environmental laws. During the years ended December 31, 2016 and 2015, the Company had no material expenses related to environmental issues.

Port Jefferson Station, New York. On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The acquisition of this property qualified for deferral treatment under Section 1033 of the Internal Revenue Code. The ten buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property with the remainder in cash after adjustments. The balance of the mortgage was prepaid in full in January 2013 and assumed by a subsidiary of Gyrodyne which was later settled in full in connection with the Merger on August 31, 2015. The buildings were located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, and situated on 5.16 acres with 39,329 square feet of rentable space. During the year ended December 31, 2016, the Company sold five buildings (comprising approximately 20,000 square feet) for $4,246,000 and one building in 2015 (4,000 square foot building) for $760,000. Subsequent to December 31, 2016, the Company entered into a purchase and sale agreement on two buildings for $2,000,000 (approximately 7,400 square feet) and continues to actively market the remaining 2 buildings. As of December 31, 2016, there were 3 tenants, comprising 3 leases. The annual base rent based on the rates in effect as of December 2016 is $221,000. The occupancy rate was 55% as of December 31, 2016.

Cortlandt Manor, New York. On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. The purchase price was $7 million or $231 per square foot. As of December 31, 2016, there were 11 tenants, comprising 15 leases. The annual base rent based on the rates in effect as of December 2016, is approximately $851,000. The property was 100% occupied as of December 31, 2016. Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000. The balance of the mortgage was prepaid in full in November 2012 and assumed by a subsidiary of Gyrodyne which was settled in full in connection with the Merger on August 31, 2015. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code. Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

On August 29, 2008, the Company acquired a 1,600-square foot single-family residential dwelling located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor, New York. The purchase price was $305,000. The Company was able to take advantage of a distressed sale by the seller. The property is located directly across the street from New York Presbyterian Hudson Valley Hospital Center and adjoins the Cortlandt Medical Center. The property is zoned for medical office use by special permit and is potentially a future development site for expansion of the Cortlandt Medical Center. This property has not been mortgaged.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of 2,450 square feet of rentable space on 1.6 acres. The purchase price for the property was approximately $720,000. This property is adjacent to the 1.43-acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the Hudson Valley Hospital Center in addition to the 5.01 acre Cortlandt Medical Center site. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility, which was prepaid in full in December 2012. The property was 100% occupied as of December 31, 2016, by two tenants with a total annual base rent of $33,600.

In March 2016, the Company acquired a four-acre undeveloped lot in Cortlandt Manor for $210,000, inclusive of closing costs, which the Company believes is synergistic to maximizing the value on that property.

On March 13, 2017, the Company entered a purchase and sale agreement to purchase a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price is $319,512. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD (see, “--, “Property Value Enhancement – Cortlandt Manor”, above). The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Fairfax, Virginia. On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax City, Virginia. The property consisted of two office buildings which were situated on 3.5 acres with 57,621 square feet of rentable space at date of acquisition. The purchase price was $12,891,000 or $224 per square foot. Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property. The balance of the mortgage was prepaid in full in December 2012 and assumed by a subsidiary of Gyrodyne, and was later settled in full in connection with the Merger on August 31, 2015. As of December 31, 2015, there were 26 tenants, comprising 27 leases, renting space with an annual base rent of $1,425,000, based on the rates in effect as of December 2015. The occupancy rate as of December 31, 2015, was 88%.

On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000. Based on the terms of the sale, the Company has a master lease obligation to the purchaser on approximately 3,852 square feet for approximately $155,000 over the two years following the sale date with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the maximum obligation on the master lease has been reduced to $50,593 (net of the August 2016 lease payment of $16,878).

Limited Partnership Investment in Callery-Judge Grove, L.P. The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”). The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development. On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”) pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment by Minto to the Grove of $1,968,750. The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash would be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. In as much as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distribution from the Grove.

Tax Status

Prior to the Merger, Gyrodyne Company of America, Inc. qualified as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Corporation qualified for taxation as a REIT, it generally was not subject to federal and state income tax. If the Corporation failed to qualify as a REIT in any taxable year, it would be subject to federal and state income tax on its taxable income at regular corporate rates. Even if the Company qualified as a REIT, it may have been subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Corporation received PLR-135927-10 (“PLR”), a Private Letter Ruling dated March 1, 2011 addressing the tax impact to REIT status from condemnation proceeds. The PLR ruling stated the condemnation award would not be considered in determining whether the Corporation satisfied the REIT asset test under (i) Internal Revenue Code Section 856(c)(4) and (ii) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim would not be considered in determining whether the Corporation satisfied the REIT gross income test under sections 856(c)(2) and 856(c)(3).

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Corporation applied for another private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on September 12, 2013. PLR-113874-13 concluded that the Corporation’s receipt of the additional damages in July 2012 in connection with the judgment in the Corporation’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permitted the Corporation to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the First Special Dividend was paid in the form of interests in GSD to which the Corporation transferred its real estate assets subject to mortgage obligations to a subsidiary of the Corporation of $13,840,889. GSD would generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD failed to meet this requirement it would be taxable as a corporation.

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

In addition, on September 15, 2014, the Board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share),which represented the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note, all terms and conditions mirror the terms and conditions of the previous notes issued. Accordingly, the allocation of Gyrodyne, LLC Shares previously designated for holders of interests in the subordinated global Dividend Note will be adjusted to reflect the addition of the $682,033 principal amount of the 2014 Dividend Note.

The Company’s investment in the Grove is held in FPI (deemed a taxable REIT subsidiary when the Corporation was a REIT) which also is the subsidiary that recorded the taxable operating results under the Corporation’s management services agreement with GSD.

Following the completion of the Merger, effective September 1, 2015, Gyrodyne, LLC, the surviving company in the Merger, no longer qualifies as a REIT but is structured as a limited liability company which is treated as a partnership, a pass-through entity for Federal income tax purposes. Gyrodyne, LLC is generally treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If Gyrodyne, LLC fails to meet this requirement it may be taxable as a corporation.

Under current law, when the IRS audits a partnership tax return, the IRS generally determines tax adjustments at the partnership level, but is required to collect any additional taxes, interest and penalties from each of the partners.

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed this procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning January 1, 2018 will require Gyrodyne to bear any tax liability resulting from such audit, as opposed to passing it through to our shareholders, unless we elect to push out the tax audit adjustments to our shareholders once it has been calculated at the company level.

Following the merger, FPI, remains a “C” corporation subject to tax on the income, if any, from The Grove. The Company has a deferred tax asset of approximately $85,000 reflecting the tax basis in excess of book, the benefit of which is included in the Net assets in liquidation as of December 31, 2016.

Competition

The rental properties are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants. Principal factors of competition in the Company’s rental property business are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Internal Growth and Effective Asset Management

Tenant Relations and Lease Compliance. We strive to maintain strong contacts with our tenants in order to understand their current and future real estate rental and development needs. We directly monitor each of our rental properties to ensure they are properly maintained and meet the needs of our tenants.

Extending Lease Maturities. We seek to extend leases in advance of expirations to achieve high occupancy levels. Additionally, our renewal efforts focus on converting our leases to longer terms at each of our properties, to achieve a multitenant portfolio with a balanced rollover risk.

Financing Strategy

The Company believes it is currently well capitalized with adequate cash levels to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making liquidating distributions to our shareholders.

Special Dividends. On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the sale of three additional buildings in the Port Jefferson Professional Park.

Rights Offering. On March 6, 2015, the Corporation filed a registration statement on Form S-1 with the SEC for a rights offering to the Corporation’s existing shareholders. In the rights offering, the Corporation distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock at a price of $2.75 per share.

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

Merger Allocations. The Merger resulted in holders of common stock of the Corporation receiving approximately 22.6% (335,086 shares) of the common shares of Gyrodyne, LLC in the aggregate (.0904 common interest of Gyrodyne, LLC per share of the Corporation’s common stock), holders of non-transferable interests in notes issued by the Corporation receiving approximately 30.0% (444,804 shares) of the common shares of Gyrodyne, LLC in the aggregate (.024798 common interest of Gyrodyne, LLC per $1.00 principal amount of the notes issued), and holders of non-transferable interests in GSD receiving approximately 47.4% (702,790 shares) of the common shares of Gyrodyne, LLC in the aggregate (.473999 common interest of Gyrodyne, LLC per GSD interest).

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

Insurance

The Company carries comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance and covers all our properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all its properties are adequately insured.

Major Tenants

For the year ended December 31, 2016, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2016) from the three largest tenants represented approximately 14%, 10% and 9% of total rental income.

The three largest tenants by revenue as of December 31, 2016, consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in the Cortlandt Manor Medical Center.

For the year ended December 31, 2015, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2016) from the three largest tenants represented approximately 14%, 10% and 7% of total rental income.

The three largest tenants by revenue as of December 31, 2015, consisted of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in the Cortlandt Manor Medical Center.

The current economic challenges facing state and local budgets impacted 2 of the 3 largest tenants. One of these tenants has multiple leases, one of which was renewed with an expansion in late 2015. There can be no assurance that the remaining leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

 Fiscal year 2016 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2016.

Financing Activity. On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the recent sale of three buildings in the Port Jefferson Professional Park.

Acquisition Activity. In March 2016, the Company acquired a four-acre undeveloped lot in Cortlandt Manor for $210,000, inclusive of related costs which the company believes is synergistic to maximizing the value on the Cortlandt Manor land development plan.

In March 2017, the Company entered in to a purchase and sale agreement on a 1950-square foot house (0.3-acre lot), in Cortlandt Manor, for $319,512 The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Disposition Activity

Port Jefferson Professional Park. During the twelve months ended December 31, 2016, the Company closed on the sale of five buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	$850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000

The Company has four remaining buildings in the Port Jefferson Professional Park, two of which are under a purchase and sale agreement entered after year end and two remaining buildings (comprising 7,700 rentable square feet) within the same medical park which are being actively marketed for sale.

Fairfax Medical Center. On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000. Based on the terms of the sale, the Company has a master lease obligation to the purchaser on approximately 3,852 square feet for approximately $155,000 over the two years from the date of sale with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the maximum obligation on the master lease has been reduced to $50,593 (net of the August 2016 lease payment of $16,878).

The Comparison of the Gross sales proceeds to the net realizable value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Net Realizable Value reported prior to entering the Purchase and Sale Agreement	Net Realizable Value reported in excess of Proceeds excluding the Master Lease Obligation
$14,015,000	$ 14,000,000	$ 15,000

Leasing Activity

New Leases and Renewals. During 2016, including leases on assets sold, the Company signed nine new leases comprising annual base rent of approximately $206,000, excluding tenant reimbursements, at an average rate per square foot of $17.76, which were offset by ten terminations comprising $241,000 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $19.33. The net impact was a decrease in annual lease commitments and rented square footage of approximately $35,000 and approximately 1,000 square feet, respectively. A total of twenty-nine lease renewals were signed during 2016 comprising approximately 38,000 square feet, $667,000 in annual revenue and $1,406,000 in total commitments. Additionally, we entered into five leases for expanded space with existing tenants resulting in an increase of approximately 6,000 square feet, annual revenue of $139,000 and total lease commitments of $1,111,000.

●

Medical Parks – During 2016 we entered into five new leases in our medical parks encompassing approximately 8,000 square feet, $171,000 in annual rent and total lease commitments over the term of such leases of approximately $687,000. We also renewed seven leases comprising approximately 12,000 square feet, $303,000 in annual revenues and total lease commitments of approximately $804,000. There were two lease expansions in the medical parks during 2016 encompassing approximately 3,000 square feet, $119,000 in annual revenues and $853,000 in total lease commitments.

●

Industrial Park – During 2016, we entered into four new leases in the Flowerfield industrial park encompassing approximately 4,000 square feet and $35,000 in annual revenue and total lease commitments of approximately $63,000. We also renewed twenty-two leases comprising approximately 27,000 square feet, $364,000 in annual revenue and total lease commitments of approximately $602,000. There were three expansions signed comprising approximately 3,000 square feet, $20,000 in annual revenue and $258,000 in total lease commitments.

Lease Terminations/Defaults. There were four lease terminations in our medical parks comprising approximately 4,000 square feet and $146,000 in annual revenues. Additionally, our industrial park experienced six lease terminations comprising approximately 8,000 square feet and $95,000 of annual revenue. There were no defaults during 2016.

Incentive Compensation Plan

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend until such time as the Company made cash distributions, so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative remaining amount payable was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15, 2016, the Company paid a dividend of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer, who joined the Company in February 2013 and is expected to separate as of April 30, 2017, nor Gary Fitlin (the Company’s Chief Financial Officer and President and Chief Executive Officer as of May 1, 2017), who joined the Company in 2009, were participants in the ICP.

The final remaining ICP benefits were paid in June, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICIPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

Retention Bonus Plan

As a result of the determination by the Corporation’s Board of Directors in September 2013 that it was in the best interests of the Corporation and its shareholders to pursue the actual disposition of the its remaining assets, the Company’s properties have been and will continue to be managed and marketed in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Corporation’s Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the date of sale and a percentage of the excess of gross sales proceeds from the sale of each property over the designated appraised value as adjusted by land development costs.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% in the aggregate for the directors other than the Chairman (10% for each of the other directors assuming five other directors on the Board) and 35% in the aggregate (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the Board of Directors of the Company in consultation with its President.

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the appraised value of the property in calculating appreciation for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result from the estimated land development costs. As a result, the value reported does not exceed the adjusted appraised value under the Retention Bonus Plan on certain properties and accordingly the Company has not included any estimated retention bonuses on the sales of such properties.

Payments made during the twelve months ended December 31, 2016 under the Retention Bonus Plan relating to the sales of 6 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICIPANTS	Total
Board of Directors	$815,262
Chief Operating Officer	133,786
Chief Executive Officer	133,786
Chief Financial Officer	133,786
Other Employees	37,628
Total	$1,254,248

Taxes attributable to the taxable REIT subsidiary

Taxes attributable to the limited partnership investment in The Grove. As of December 31, 2016, the Company has a current tax benefit of $19,749 reflecting income tax refunds due on the 2015 (year ended April 30, 2016) income tax returns of FPI. In addition, FPI recorded a deferred tax benefit of $84,908 reflecting taxes paid on income recognized for tax but not for book purposes. In the event, the Grove does not make any further distributions, the Company would expense the remaining tax basis and carryback the associated net operating loss in FPI and receive a tax refund in the amount of the deferred tax benefit.

Subsequent Business Events

Leasing Activity. Subsequent to December 31, 2016, the Company signed 5 new leases and lease extensions comprising approximately 7,000 square feet, $126,000 in annual revenue and $407,000 in total lease commitments.

Subsequent to December 31, 2016, the Company has experienced 2 lease terminations comprising approximately 5,384 square feet with approximately $78,000 in annual revenue.

Real Estate Sales. The Company also entered into a Purchase and Sale Agreement dated March 30th, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for $2,000,000 to Teresa Rainone and Hesham Atwa, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period.

Real Estate Acquisition. On March 13, 2017, the Company entered a purchase and sale agreement to purchase a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price is $319,512. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD (see, “--, “Property Value Enhancement – Cortlandt Manor”, above). The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Employees

As of December 31, 2016 and 2015 we had 6 employees. The number of employees will be reduced to five following the separation of Frederick C. Braun III from the Company which was mutually agreed upon in principle and is expected to be effective April 30, 2017.

Industry Segments

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

Item 1A. Risk Factors

Gyrodyne’s business, financial condition, results of operations and liquidating distribution potential are subject to risks customary for real property owners, as well as additional risks associated with Gyrodyne’s strategic plan of positioning our remaining properties for sale at enhanced values and making liquidating distributions to our shareholders. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially harm the value of our properties and the magnitude of distributions to our shareholders, including causing Gyrodyne’s actual results to differ materially from those projected in any forward-looking statements. The following summary of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Gyrodyne or that Gyrodyne currently deems immaterial also may materially adversely affect us in future periods. For more information about forward-looking statements, see the section of this report entitled “Cautionary Statement Concerning Forward-Looking Information” below.

Illiquidity of real estate and lack of diversification may make it difficult for us to sell properties or achieve satisfactory returns in one or more properties within projected timelines.

Our assets consist substantially of real properties which are relatively illiquid assets. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and liquidation of all our properties by the end of 2018. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete the pre-development value enhancement and liquidation process could adversely impact the prospects for achieving our value enhancement and sale objectives, and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and liquidation objectives.

If our land development and liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our shareholders may be delayed or reduced.

The Company estimates that it may incur approximately $3.36 million in additional land development costs through 2018 to continue pre-development property value enhancement efforts, including the pursuit of entitlements, zoning changes and special permits. Land development costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during the process of value enhancement and liquidation. After we complete the sale of all our real properties, we will apply the proceeds of such dispositions first to settle any claims against Gyrodyne and then to make liquidating distributions to holders of Gyrodyne common shares. Before making liquidating distributions on our common shares, we will need to pay or arrange for the payment of all our transaction costs incurred on the sales of our properties, including enhancements of certain properties, and all valid claims of our creditors, including obligations under our Retention Bonus Plan. The total amount of land development costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of common shares may be delayed or reduced.

Stipulation of Settlement prohibits us from selling our remaining properties at prices below December 2014 appraised values

On July 3, 2014, a purported shareholder of the Corporation filed a putative class action lawsuit against the Company, the Corporation, GSD and members of our Board of Directors (the "Action"). The complaint alleged, among other things, that (i) our directors breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) the Corporation and the directors breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger. On August 14, 2015, the parties to the Action entered a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the court's approval.  Under the Settlement, Gyrodyne amended its proxy statement relating to the Merger with certain supplemental disclosures, and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2016, the aggregate appraised value of our remaining unsold properties was $550,000 lower than the 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish its stated objective of completing the liquidation process prior to the end of 2018.

Furthermore, the Stipulation’s price floor provision does not factor in land development costs that may be incurred in enhancing the value of any particular property. Although the Company intends only to engage in value enhancement efforts and incur land development costs if it reasonably believes that property values will increase more than the amount of such costs, and the Retention Bonus Plan as amended properly incentivizes the Company to do so by calculating the bonus pool as a percentage of the excess of gross sales proceeds from the sale of each property over the designated appraised value as adjusted by land development costs, the price floor provision may nevertheless create a perverse incentive for the Company to incur certain land development costs to increase the value of a property beyond its stipulated price floor even if the land development costs incurred exceed the amount of the increase.

Risks incidental to real estate ownership and management

Because our business plan is to pursue the opportunistic disposition of our properties, we do not expect to make any further investments other than to enhance the values of the Flowerfield and Cortlandt Manor properties which may include acquisitions of land and/or executing land swaps. Accordingly, an investment in Gyrodyne depends upon the financial performance and the value of our current portfolio of properties, which properties are subject to the risks normally associated with the ownership and management of rental properties and real estate in general. The risks associated with ownership and management of rental properties include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant's quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The risks associated with ownership and management of real estate in general include:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;

•	competition from other properties;

•	fluctuations in interest rates;

•	reduced availability of financing;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;

•	the attractiveness of our properties to tenants and purchasers;

•	how well we manage our properties;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants including their becoming insolvent and bankrupt;

•	the need to periodically renovate, repair and re-lease space and the costs thereof; and

•	increases in maintenance, insurance and operating costs.

There are risks associated with seeking to enhance the value of certain properties

Gyrodyne is currently exploring enhancements of the value of our Flowerfield and Cortlandt Manor properties by pursuing various entitlement and/or zoning opportunities. The Board believes that the cost of doing so will be exceeded by the resulting increase in value in such properties. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

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

For these and other reasons, we cannot assure you that we will realize growth in the value of our Flowerfield and Cortlandt Manor properties that exceeds our land development costs or any at all, and as a result our ability to make distributions to our shareholders could be adversely affected.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders

Our estimate of net assets in liquidation at December 31, 2016 is $28.1 million or $18.96 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

●	failure to achieve favorable values for our properties in their disposition;
●	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future;
●	delay or failure to settle claims; and
●	administration and settlement of federal and state tax audits, if any.

As a result, we cannot determine with certainty the amount or timing of distributions to our shareholders.

If we are unable to find buyers for our properties at our expected sales prices, distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we assume that we will be able to find buyers for all our properties at our estimated amounts. However, we may have overestimated the sales prices that we will be able to obtain for these properties or underestimated the costs associated with such sales. If we are not able to find buyers for these properties in a reasonably timely manner or if we have overestimated the sales prices we will receive, distributions payable to holders of our common shares would be delayed or reduced. Furthermore, our estimated net assets in liquidation are based on current market conditions, but real estate market values are constantly changing and tend to fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those properties.

Distributions to shareholders may be delayed or reduced as a result of sale agreement provisions that allow purchasers to terminate agreements and/or result in purchaser defaults.

The purchase and sale agreement that we executed with respect to the sale of two buildings in the Port Jefferson Medical Park, contain provisions that give the purchaser the right to terminate the agreement, for any reason or no reason, prior to the expiration of an evaluation period, and have the right to receive a refund of earnest money deposits. It is anticipated that future sales agreements will have similar provisions. The consummation of these sales and other potential sales for which we will enter into sale agreements in the future will also be subject to satisfaction of standard closing conditions. If any property sale contemplated by these or future sale agreements does not close because a purchaser exercises its termination right or defaults, or because of a failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as contained in the original sale agreement. We will also incur additional costs involved in negotiating a new sale agreement for such property. These additional costs are not included in our projections. In the event that we incur these additional costs, distributions to our shareholders would be delayed or reduced.

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

If our common shares are delisted from NASDAQ, shareholders may find it difficult to dispose of their shares.

We believe we are currently in compliance with all of our NASDAQ listing requirements. Nevertheless, there are no assurances that we will be able to sustain long-term compliance with NASDAQ’s stockholders’ equity requirement or minimum bid price requirement for continued listing, particularly as we reduce our overall assets through the distribution of sales proceeds to our shareholders. If we fail to maintain compliance with applicable NASDAQ listing requirements, our common shares may be delisted by NASDAQ involuntarily. In addition, even if we are successful in maintaining compliance with applicable NASDAQ listing requirements, our board of directors may decide that the costs of compliance and the demands of management time and Company resources required to maintain our NASDAQ listing are greater than the benefits received by the Company and its shareholders from being a listed company and that, accordingly, consistent with other cash management and cost reduction measures that we have implemented, we should voluntarily delist from the NASDAQ Capital Market. If our common shares were delisted from NASDAQ voluntarily or involuntarily, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin Board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board which will reduce the market liquidity of our common shares. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common shares. We cannot assure you that our common shares, if delisted from NASDAQ voluntarily, or if they would be delisted involuntarily by NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We do not anticipate making distributions other than distributions from property dispositions or of liquidation proceeds.

We have not paid any dividends other than the following special dividends:

●	April 9, 2007 - A special dividend of $4.00 per share.

●	December 14, 2012 - A special dividend of $38.30 per share.

●	December 30, 2013 – A special dividend of $98,685,000 of which approximately $68,000,000 or $45.86 per share was in cash and the remaining $20.70 per share was in interests in GSD.

●	January 31, 2014 – A dividend of $10.89 per share in the form of interests in a subordinated global dividend note that was scheduled to mature on June 30, 2017.

●	December 31, 2014- A dividend of $682,033 (approximately $0.46 per share) in the form of interests in a subordinated global dividend note that was scheduled to mature on June 30, 2017.

●	June 15, 2016- A special dividend of $9.25 per share.

●	September 15, 2016- A special dividend of $1.50 per share.

We have a history of losses and we anticipate losses in the future, excluding proceeds from the sale of assets. There can be no guarantee that we will have income to distribute other than proceeds from the sale of properties or of the Company, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

The value of our medical office parks may be affected by factors in the healthcare industry.

On a pro forma basis to exclude assets sold, approximately 48,000 square feet of our rentable space and approximately 39% of our gross revenues for 2016 was attributable to our medical office properties. The medical office properties are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

•	competition from other medical properties in our markets;

•	over-building of medical parks in our markets, which adversely affects occupancy and revenues at our properties;

•

hospitals servicing the local markets increasing their interest in employing private practitioners or increasing their real estate portfolio of medical office space for rent or real estate/medical practice related joint ventures;

•	reductions in medical reimbursements from Medicaid and Medicare which directly impact private practitioners;

•

unknown or unidentified adverse consequences from the recent federal healthcare legislation on private practitioners will adversely affect our medical properties in the form of rent rates and tenant reimbursements; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

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

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

Our tenants and operators are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in the portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the cost and terms of debt financing;

•	absence of liquidity in credit markets which limits the availability and amount of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•

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

All our remaining properties are located in the New York metropolitan area, specifically Northern Westchester and eastern Long Island. Economic conditions in these locations will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas.  Any resulting oversupply or reduced demand for space in the New York metropolitan area would therefore have a disproportionate negative impact on our revenues.

We are subject to risks associated with renovations and capital improvements.

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2016 we spent approximately $427,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs associated with capital improvements on our properties could adversely affect our financial condition.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 129,737 square feet of rental space and is approximately 72% occupied by 34 tenants. The Company also owns four buildings in a medical office park located in Port Jefferson Station also on the North Shore of Suffolk County, two of which are under contract for sale. The property currently has approximately 15,000 square feet of rental space and is currently 55% occupied by 3 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and 13 tenants.

During 2016 and 2015, land development costs incurred were approximately $897,000 (inclusive of a land purchase for approximately $210,000) and $464,000 respectively. Approximately $381,000, of the 2015 land development costs were incurred following the Merger, after which the Company turned its attention to continuing the research of the highest and best use of the Flowerfield and Cortlandt Manor properties and the related pursuit of entitlements, all of which the Company believes will maximize their value.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value at December 31, 2016 is estimated to be $31,025,000. This value excludes any increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 57 years at Flowerfield, 43 years at Port Jefferson, and 27 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, plumbing and elevators is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the four remaining buildings located in Port Jefferson Station, the rental unit sizes range from 500 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center, the rental size units range from 1,200 to 3,943 square feet and consist primarily of medical professionals.

The Company maintains a $100 million liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2016 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	129,737	72%	$1,502,000	$16.09	34	1
Port Jefferson Professional Park	14,722	55%	$221,000	$27.27	3	2
Cortlandt Medical Center*	33,871	100%	$885,000	$26.11	13	1
All Locations	178,330	76%	$2,608,000	$19.27	50	0

*Includes additional building purchased in 2010

The following table sets forth scheduled lease expirations on the properties as of December 31, 2016:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2017	26	32,000	$513,000	23.70%
2018	16	27,000	408,000	18.86%
2019	10	36,000	767,000	35.43%
2020	1	1,000	11,000	0.49%
2021	1	3,000	74,000	3.43%
Thereafter	5	17,000	391,000	18.09%

The properties are located in St. James, Port Jefferson Station and Cortlandt Manor, all of which are in New York State. The Company filed a pre-application for the Flowerfield property along with the previously sold catering facility totaling approximately 74 acres with the Town of Smithtown. The Company has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application. Additionally, the Company intends to file an application with the Town of Cortlandt Manor on the development of that property on or about March 31, 2017 (see, “—Property Value Enhancement”, above).

Item 3. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against Gyrodyne Company of America, Inc. (the “Corporation”) and members of its Board of Directors (the "Individual Defendants"), and against GSD and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne amended its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of December 2014.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of December 31, 2016, the aggregate value of the remaining unsold properties was $550,000 lower than the 2014 appraised values. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company's common shares (symbol: "GYRO") are traded in the NASDAQ Capital Market. Since June 10, 1948, the NASDAQ Capital Market has been the principal market in which the Company’s stock (and prior to the Merger, the Corporation’s common stock) has been publicly traded. The Company believes it is currently in compliance with all of its Nasdaq listing requirements. See, “Risk Factors -- If our common shares are delisted from NASDAQ, shareholders may find it difficult to dispose of their shares”.

Set forth below are the high and low sales prices for the Company’s common shares (and prior to the Merger, the Corporation’s common stock) for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2016	Low	High
March 31, 2016	$25.19	$29.36
June 30, 2016	$19.76	$32.55
September 30, 2016	$18.50	$22.90
December 31, 2016	$18.15	$19.00

Quarter Ended Fiscal 2015	Low	High
March 31, 2015	$3.80	$4.20
June 30, 2015	$2.80	$4.95
September 30, 2015	$2.77	$33.76
December 31, 2015	$25.02	$28.26

The foregoing stock price information should be considered in the context of the Merger that was consummated on August 31, 2015. Prior to such date, the Corporation did not own the properties; on and following such date, the Company acquired ownership of the properties in the Merger as a matter of law. The Company believes the significant improvement in the quarterly high and low share price reflective in the September and December 2015 quarter end is a direct result of the Merger along with the note holders exchanging their interest for equity in Gyrodyne, LLC. NASDAQ admitted the Company’s common shares for listing in August 2015, and the common shares began trading on the NASDAQ Capital Market under the symbol “GYRO” beginning September 1, 2015. Prior to the Merger, GYRO was also the trading symbol for shares of common stock of the Corporation.

Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of February 28, 2017
Common shares of limited liability interests	1,850

There were no dividends declared during 2015.

The Company declared and paid two dividends during 2016. On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016. On August 29, 2016, the Company declared another non-recurring special cash dividend on the Company’s common shares of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the sale of three buildings in the Port Jefferson Professional Park.

Future dividend declarations are at the discretion of the Board. The magnitude and timing of any dividends will depend on our actual cash flow, proceeds generated from opportunistic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant. The actual cash flow available to pay dividends will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors.

However, the Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until such time as the Company made cash distributions so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15, 2016, the Company paid a dividend of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s then Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid in June, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICIPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

Sale of Unregistered Securities.

None

Equity Compensation Plan Information.

As of December 31, 2016, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

        None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining major properties and seek the orderly, opportunistic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties opportunistically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne LLC, the succeeding company of the merger of Gyrodyne Company of America, Inc., and Gyrodyne Special Distribution, LLC with and into the Company. We operate as a fully integrated, self-administered and self-managed real estate company (prior to the Merger, a real estate investment trust (“REIT”)) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are located in Suffolk and Westchester counties in New York, which are characterized by strong real estate markets.

As of December 31, 2016, the consolidated portfolio consisted of three developed properties, consisting of 14 buildings with an aggregate of 178,330 rentable square feet. The Company also owns undeveloped land parcels adjacent to existing properties for which alternative entitlement and zoning plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements and zoning modifications with the objective of enhancing the value of our remaining major properties and maximizing liquidating distributions to our shareholders as soon as reasonably practicable. As of December 31, 2016, our properties were 76% leased to 50 tenants. As of December 31, 2015, on a pro forma basis to exclude assets sold through December 31, 2016, our properties were 72% leased to 57 tenants. The year over year increase in the gross portfolio occupancy percentage was primarily the result of new tenants at the Cortlandt Medical Center and the Port Jefferson Professional Park.

During 2015, the Company shifted its focus on the Port Jefferson Professional Park from selling the 10 buildings as a group to selling individual buildings. The sales activity through March 31, 2017 confirm the Company’s belief that selling the buildings individually versus as a group will garner significantly higher proceeds for the property than would have been possible by selling it as one property. Furthermore, in many cases the buildings have a higher value with long term leases as opposed to vacant or with short-term leases. As a result, we are focusing our activity on long-term leases and sales in Port Jefferson.

Our leasing strategy for 2017 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2017 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2016. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2017	26	32,000	$513,000	23.70%
2018	16	27,000	408,000	18.86%
2019	10	36,000	767,000	35.43%
2020	1	1,000	11,000	0.49%
2021	1	3,000	74,000	3.43%
Thereafter	5	17,000	391,000	18.09%

The success of our leasing strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of Suffolk and Westchester Counties in New York. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We actively manage the renewal process in conjunction with a third-party asset management firm. Historically, this has resulted in a very low turnover rate with our tenants. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2016, the Company provided approximately $498,000 in incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $19,000. The aforementioned incentives resulted in total lease commitments of approximately $1,540,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2016, the Company incurred approximately $45,000 in leasing fees and commissions in exchange for revenue commitments of approximately $958,000 with leases ranging from 1 year to 7 years. The leasing fees reflect a renewal cost rate of 4.7% of the related revenue commitments. The Company often renews leases without external brokers or other third party costs which during 2016 resulted in an additional $2.3 million in lease commitments. As a result, the total lease commitments signed during 2016 was $3.3 million. The Company has approximately 24% of its annual leasing revenue up for renewal in 2017, which compares favorably to 31% of leases up for renewal in 2015. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2016.

Critical Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne, LLC and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets in liquidation are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could range between six months and two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company is pursuing value associated with the highest and best use for the Flowerfield Property and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land development costs, general and administrative fees, litigation settlement, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period.  Actual results could differ from those estimates.

The most significant estimates are the estimates on the net realizable value from the sale of our real estate, the estimated costs/time to pursue entitlements/change of zone and the related timeline to complete the liquidation.

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

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions for the operations of any entity included in the consolidated statements of operations and comprehensive loss. The Company’s open tax years are 2013, 2014, and 2015.

Fair Value Measurements – The Company believes the concepts for determining net realizable value are consistent with the guidance for measuring fair value. As a result, the Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non-financial instruments. The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value. The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels: Level 1 – observable inputs in an active market on or around the measurement date, Level 2 – observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

New accounting pronouncements

Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2016, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various development, zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve seeking entitlements and zoning modifications, the acquisition of adjacent properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, beginning September 1, 2015, the Company reports its financial results on the Statement of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions. Assuming the forecasted liquidation of Gyrodyne is completed by December 31, 2018, and giving effect to the estimated cash flow from operations of its existing properties until their sale, the Company expects Gyrodyne would have a cash balance of approximately $28.1 million, prior to any future dividend distributions.

The cash balance at the end of the liquidation period, before adjustments for any future dividend distributions, is based in part on the December 31, 2016 combined balance of cash and marketable securities of $7.9 million and then adjusted for estimated cash receipts for the operation of the properties net of all rental property related expenditures as well as costs expected to be incurred to maintain the fair value of the property at its estimated gross sales proceeds and the net cash used to settle the working capital accounts. In addition, operations and the liquidation of the Company have been included, including severance, directors and officer’s insurance policy inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation. In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties. The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2016 (dollars are in millions).

December 31, 2016 cash and investment balance	$7.9	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.5	)(ii)
Free cash flow from rental operations	1.6	(iii)
General and administrative expenses including final liquidation and dissolution	(5.2	)(iv)
Land development costs to determine highest and best use	(3.4	)(v)
Other	0.1
Gross real estate proceeds	31.0
Selling costs on real estate	(1.9)
Retention bonus plan for directors	(0.2)
Retention bonus plan for officers and employees	(0.1)
Severance	(0.7)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net assets in liquidation as of December 31, 2016	$28.1	(vi)

(i)	As of December 31, 2016 the Company has a cash and cash equivalent balance of $3.8 and investments in marketable securities of $4.1, which result in a combined balance of $7.9.
(ii)

The Company estimates interest income from both its investments in marketable securities as well as its cash accounts will be offset by the settlement of its working capital accounts resulting in a balance of $(0.5).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.6.

(iv)

The General and Administrative expenses are estimated to be $5.2. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is pursuing various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.36 million in charges over the next two years to obtain entitlements, inclusive of zone changes and special permits that it believes will result in a rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale to one or more developers in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes. In addition, the Company may entertain joint ventures or other types of relationships for the properties which might provide funds for earlier distributions to shareholders while simultaneously providing enhancements to the underlying values of the properties.

(vi)

The net assets in liquidation at December 31, 2016 would result in liquidating distributions of approximately $18.96 per Common Share ($28.1 million with 1,482,680 shares outstanding), excluding any additional sales proceeds that result directly or indirectly from the $3.36 million in land development costs. The Company believes there will be a rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land development costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various development, zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the year ended December 31, 2016 as well as for the period from September 1, 2015 through December 31, 2015, all of which is discussed below:

Net assets in liquidation at September 1, 2015	$46,319,848
Changes in net assets in liquidation from September 1 through December 31, 2015:
Change in market value of securities	(33,218)
Change in pension deficit	(104,774)
Remeasurement of assets and liabilities in liquidation	(4,986,279	)(a)
Change in value of real estate	2,260,000
Total change in net assets in liquidation	(2,864,271)
Net assets in liquidation at December 31, 2015	43,455,577
Changes in net assets in liquidation for the year ended December 31, 2016
Change in market value of securities	(33,424)
Remeasurement of assets and liabilities in liquidation	(1,707,731	)(a)
Change in value of real estate	2,336,000
Total change in net assets in liquidation	594,845
Less liquidation distributions paid to shareholders	(15,938,810)
Net assets in liquidation at December 31, 2016	$28,111,612

(a) The re-measurement of the assets and liabilities in liquidation during 2015 of $4,986,279 were mainly driven by an increase in the estimated land development costs of $2.96 million to pursue the re-zoning/entitlement efforts which are further discussed in footnote (v) of the discussion of the Statement of Net Assets in the MD&A as well as under “land development”. Furthermore, the company changed the timeline necessary to complete the research and related rezoning/entitlement efforts from the end of the 2016 to 2018 while simultaneously selling some of its assets earlier than expected. As a result, while the Company has and expects to continue to substantially reduce the rental expenses as assets are sold, the loss in the free cash flow from these properties to fund its operations and land development efforts through 2018, the revised estimated date of dissolution has resulted in the majority of the remaining $2.0 million change in liabilities in excess of receipts. The change in 2016 of $1,707,731 is mainly driven by the increased land development and G&A expense required for the pursuit of the highest value in Cortlandt Manor and Flowerfield, offset by income from operations on the remaining properties and the change in retention bonus payments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue our plan to sell our properties opportunistically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our statement of net assets in liquidation through cash flow management of our tenant leases, maintaining or improving occupancy, and enhance the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated Change in zone/entitlements.

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

As of December 31, 2016, the Company had cash and cash equivalents totaling approximately $3.8 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.1 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $7.9 million of cash and investments in mortgage backed securities will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of our properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $31.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $28.1 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	proceeds from the sale of all the Company’s mortgage back securities investments (sold subsequent to year end);
●	rents and tenant reimbursements received on our remaining real estate operating assets; and
●	sale of assets.

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land development costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions throughout the liquidation process.

The Company’s primary non-operating cashflows for the year ended December 31, 2016 and the 4 months ended December 31, 2015 are as follows:

Our primary sources of non-operating cash flow for the year ended December 31, 2016 included the following:

$13,300,833 in net proceeds from the sale of the Fairfax Medical Center

$3,981,842 in net proceeds from the sale of 5 of our buildings in the Port Jefferson Professional Park

$881,066 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the year ended December 31, 2016 were as follows:

$15,938,810 for payment of liquidating distributions to our common shareholders

$452,517 of costs incurred in the pursuit of entitlements for the Cortlandt Manor Land Development inclusive of the land purchase

$444,557 of costs incurred in the pursuit of entitlements for the Flowerfield Land Development

$426,658 of capital expenditures on the real estate portfolio excluding those costs incurred under the land development effort.

Our primary sources of non-operating cash flow for the period September 1, 2015 through December 31, 2015 include the following:

$696,761 in net proceeds from the sale of 5 Medical Drive in the Port Jefferson Professional Park

$281,607 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the period September 1, 2015 through December 31, 2015 were as follows:

$109,950 of costs incurred in the pursuit of entitlements for the Cortlandt Manor Land Development

$271,030 of costs incurred in the pursuit of entitlements for the Flowerfield Land Development

$274,194 of capital expenditures on the real estate portfolio excluding those costs incurred under the land development effort.

In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation and the potential changes to that legislation under the current legislative environment, could adversely affect our operating results and accordingly the estimated cash proceeds from the liquidation process.

Acquisitions:

In March 2016, the Company acquired a four-acre undeveloped lot, in Cortlandt Manor, for $210,000, including related costs which the company believes is synergistic to maximizing the value on its property.

In March 2017, the Company entered in to a purchase and sale agreement on a 1,950-square foot house (0.3-acre lot), in Cortlandt Manor, for $319,512. The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Dispositions:

Real Estate Sales:

Port Jefferson Professional Park.

During the twelve months ended December 31, 2016, the Company closed on the sale of five buildings (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park location	Closing Date	Gross Sales proceeds
6 Medical Drive	January 2016	$850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000

The Company also entered into a Purchase and Sale Agreement dated March 30th, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for $2,000,000 to Teresa Rainone and Hesham Atwa, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period.

Following the sale indicated above, the Company will have two remaining buildings (comprising approximately 7,700 square feet in total) within the same medical park which are being actively marketed for sale.

Fairfax Medical Center.

On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000. Based on the terms of the sale, the Company has a master lease obligation to the purchaser on approximately 3,852 square feet for approximately $155,000 over the two years from the date of sale with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the maximum obligation on the master lease has been reduced to $50,593 (net of the August 2016 lease payment of $16,878).

The Comparison of the Gross sales proceeds to the net realizable value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Net Realizable Value reported prior to entering the Purchase and Sale Agreement	Net Realizable Value reported in excess of Proceeds excluding the Master Lease Obligation
$14,015,000	$ 14,000,000	$ 15,000

Since the commencement of our liquidation process, the Company has completed the sale of properties for gross proceeds of over $18.2 million and is under contract for the sale of another two properties for an additional $2.0 million of gross proceeds. Although we have not released or disclosed the appraised values of our individual real estate holdings so as not to put the Company in a negotiating disadvantage, the gross proceeds achieved in each such sale and current contract have been in excess of the appraised values.

During the four months ended December 31, 2015, the Company closed on the sale of one building (approximately 4,000 square feet) in the Port Jefferson Professional Park for $760,000.

Dividends:

The Company declared and paid the following dividends during 2016:

On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash dividend on the Company’s common shares of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the sale of three buildings in the Port Jefferson Professional Park.

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

Under the terms of the Stipulation of Settlement (the "Settlement") relating to the class action litigation against the Company, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their December 2014 appraised values. The 2014 appraised value for the properties in the aggregate was approximately $100,000 higher than the 2013 aggregate appraised value for such properties used to value the interests of GSD, then a wholly-owned subsidiary of the Corporation into which all of the Corporation’s properties were transferred, and whose shares were distributed to the Corporation’s shareholders. As of December 31, 2016, the appraised value in the aggregate of the remaining unsold properties was $550,000 lower than the 2014 appraised values. See, “Risk Factors -- Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

In March 2017, the U.S. Federal Reserve increased interest rates for the third time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the Federal Reserve to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Nevertheless, the uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments. In the current economic climate, we continue to follow a disciplined approach to managing our operations. In certain cases, the Company has addressed these challenges through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

Our tenants and operators are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Limited Partnership Investment

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”). The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development. On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”), pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment by Minto to the Grove of $1,968,750. The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash will be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. In as much as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distributions from the Grove.

Property Value Enhancement

The Company is pursuing zoning/entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the twelve months ending December 31, 2016, the Company incurred $897,000 of land development costs, of which approximately $210,000 (inclusive of closing costs) was for the purchase of four acres of land adjacent to the Cortlandt Manor Medical Center. Approximately $116,000 of the balance was comprised of real estate taxes with the balance mainly attributable to market analysis and feasibility studies inclusive of traffic studies to determine the highest and best use intended to maximize value to our shareholders with a low amount of risk. We anticipate that the acquired land will enhance the achievable development density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $3.36 million in additional land development costs through 2018 in pursuit of entitlements (approximately $1.10 million in Cortlandt Manor and $2.26 million in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement processes. While the real estate market is dynamic and the economy is uncertain, we anticipate that these expenditures will serve to greatly increase the sale prices of the properties and the resulting liquidating distributions to our shareholders.

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels and a wide range of housing.

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For more than a year the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On March 13, 2017, the Company entered a purchase and sale agreement to purchase a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price is $319,512. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

The Company expects to file an application with the Town of Cortlandt Manor to develop the Cortlandt Manor property, on or about March 31, 2017, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
MEDICAL OFFICE	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working closely with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision on the MOD.

The development costs from December 2013 through year end December 31, 2016 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $565,416.

Flowerfield. Following extensive market research and related feasibility studies, we identified the entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

In March 2017, the Company filed a pre-application (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) Catering hall facility for an eight-lot subdivision. With the Pre-application process now complete, the Company is proceeding with the comprehensive application based on feedback provided by the Town of Smithtown staff in the Pre-application process, as follows:

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	16	Existing Industrial Park – Mixed Use	132,719 SFT
2	12	Catering Hall	34,685sft
3	6	Hotel with restaurant, Spa/fitness and conference center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
4	4	Medical Office /R&D Office building	53,400 sft
5	6	Medical Office/R&D Office building	76,350 sft
6	2	Assisted Living	104 units
7	3	Assisted Living	116 units
8	25	Common Area

In addition to lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses with in the overall Flowerfield campus landscape. The development costs from December 2013 through year end December 31, 2016 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $942,486. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the Pre-application.

While we cannot predict the outcome of the Pre-application, we can state that we have undertaken to subdivide the Flowerfield property in an accretive manner that is economically advantageous to both the Company and the surrounding communities.

As envisioned in the chart above, the Pre-application seeks to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A. The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of the education of elementary and high school students. We also believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

The Company’s Pre-application includes proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density. The Company’s Pre-application includes perfecting the subdivision of the Catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

In accordance with the draft Smithtown Comprehensive Plan Update, the new additions to the Flowerfield campus would be focused on uses supportive and beneficial to Stony Brook University (SBU), namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities. Furthermore, the connection with SBU via the existing LIRR crossing will help to foster synergy between Flowerfield and SBU.

Lot 1 encompasses the existing uses of the current light industrial park being retained thereby keeping in place jobs from the local business community, locations for back office operations of SBU, and studios for a vibrant arts community that yields cultural benefits to Smithtown and the surrounding communities.

Lot 2 owned by a third party. It is a catering facility that resides on a 12-acre lot that was sold in 2002. The subdivision was deferred by the town until such time as the overall plan for Flowerfield is approved.

Lot 3 is planned as a 150-room hotel that would include a 150-seat restaurant. The hotel could also have a 500-seat conference space and a 10,000-square foot day spa/fitness center. It is envisioned that this hotel would serve the adjacent catering facility, as well as the office uses on-site and the nearby SBU.

Lots 4 and 5 are envisioned as medical office, general office, or tech space (R&D) in support of SBU, its Hospital and Children’s Hospital, and its Center of Excellence in Wireless and Information Technology (CEWIT). The two lots could be developed separately or as one larger lot. Approximately 129,750 square feet of office space in two buildings (53,400 and 76,350 sf) would be provided.

Lots 6 and 7 are envisioned as assisted living communities, comprising a total of 220 units, again either as two separate lots or one combined lot. There would be a synergy with the SBU Hospital and with the medical office uses for medical care of the residents of the assisted living facilities.

The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could range between six months and two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm

(2) Consolidated Statements of Net Assets as of December 31, 2016 and 2015 (liquidation basis)

(3) Consolidated Statements of Changes in Net Assets for the year ended December 31, 2016 and the period from September 1, 2015 through December 31, 2015 (liquidation basis)

(4) Notes to Consolidated Financial Statements

(5) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

The Company enhanced its communications with the Audit Committee with respect to significant accounting issues prior to the preparation of the consolidated financial statements for the year ended December 31, 2016. There were no other changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

The Company and our Chief Executive Officer, Frederick C. Braun III, have agreed in principle that Mr. Braun will be separating from the Company, expected to be effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between our Board of Directors and management regarding the need for cost reductions. The Company anticipates that it will file a Current Report on Form 8-K following the execution of a separation agreement with Mr. Braun. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2017 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Frederick C. Braun III	75	---	---	---
President and CEO

Gary J. Fitlin	51	---	---	---
CFO and Treasurer of the Company and former interim CEO and President

Paul L. Lamb	71	2015	1997	2019
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	63	2015	2004	2018
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	54	2015	2003	2018
Senior Vice President and U.S. General Counsel, National Grid
Director of the Company

Philip F. Palmedo	82	2015	1996	2017
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	57	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	58	2015	2006	2017
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	62	2015	2002	2019
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)	Business Experience

Frederick C. Braun III, 75, joined Gyrodyne in February 2013 as its Chief Executive Officer. Mr. Braun was employed in the commercial banking industry from 1963 to 2009 and served as Executive Vice President of the State Bank of Long Island, a subsidiary of State Bancorp, Inc. from 2000 to 2009. State Bancorp was acquired by Valley National Bancorp effective January 1, 2012. Mr. Braun is currently the uncompensated Chairman of the Town of Brookhaven Industrial Development Agency, a public benefit corporation of the State of New York that assists in the acquisition, construction, reconstruction and equipping of commercial and industrial facilities, and he has served in such capacity for approximately 35 years. Mr. Braun is also a Board member of the New York State Economic Development Council. Mr. Braun is a member of the Board of Brookhaven Memorial Hospital Medical Center since 1980 and served as its Chairman from 1993 to 1996. Mr. Braun is also the past Chairman of the Long Island Health Network, an integrated joint venture of ten Long Island Hospitals. Mr. Braun earned a BS in Finance from Lehigh University.

Gary J. Fitlin, age 51, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August, 2012, and while the Company conducted a formal search for a permanent President and Chief Executive Officer. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 71, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 63, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 25 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 36 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 54, was appointed to the Board in June 2003. Mr. Macklin currently serves as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 82, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 57, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 58, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 62, was appointed to the Board in November 2002. Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring last year. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2016 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2016 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2016.

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

(e)     Code of Ethics

The Company has adopted a written Code of Ethics that applies to all its directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer. It is available on the Company’s website at www.gyrodyne.com and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our Code of Ethics by posting such information on our website within four business days of such amendment or waiver.

Item 11. Executive Compensation.

(a)     Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Frederick C. Braun III	2016	250,000	-	-	-	133,786 (A)-	-	-	383,786
President and CEO	2015	250,000	-	-	-	-	-	-	250,000

Peter Pitsiokos	2015	200,000	-	-	-	165.268(B)	-	-	365,268
COO and Secretary	2015	200,000	-	-	-	-	-	-	200,000

Gary Fitlin	2016	250,000	-	-	-	133,786(A)	-	-	383,786
CFO and Treasurer	2015	250,000	25,000 (C)	-	-	-	-	-	275,000

(A)	Consists of retention bonus payments vested and paid pursuant to the Retention Bonus Plan upon the sale of each of the real estate transactions closed during 2016 and 2015.
(B)

The combined total of $165,286 consists of the final payment pursuant to the Incentive Compensation Plan of $31,482 paid in June 2016 and the total retention bonus payments made pursuant to the Retention Bonus Plan of $133,786.

(C)	Consists of 2014 performance bonus declared and paid in April 2015 to Mr. Fitlin for $25,000.

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

The Company and Mr. Braun have agreed in principle that Mr. Braun will separate from the Company, expected to be effective April 30, 2017. Mr. Braun served as President and Chief Executive Officer since 2013. Effective May 1, 2017, the Company’s Board of Directors appointed Gary Fitlin, its current Chief Financial Officer and Treasurer, as President and Chief Executive Officer.

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

(b)     Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2016, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

The final remaining ICP benefits were paid in June, 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICIPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer	43,142
Chief Executive Officer	-
Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

Following the June 2016 payment in full of the $233,200 balance of the ICP payments described above, no further payments will be made to participants under the ICP.

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

The Retention Bonus Plan provides for a bonus pool funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value as designated in the bonus plan. The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

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

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the appraised value of the property in calculating appreciation for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of December 31, 2016 does not include the appreciation that may result from the estimated land development costs. As a result, fair value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

Payments made during the twelve- months ended December 31, 2016 under the Retention Bonus Plan relating to the sales of 6 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$815,262
Chief Operating Officer	133,786
Chief Executive Officer	133,786
Chief Financial Officer	133,786
Other Employees	37,628
Total	$1,254,248

2016 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2016:

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Paul L. Lamb	120,000	0	0	214,955	0	0	334,955

Philip F. Palmedo	42,000	0	0	142,915	0	0	184,915

Elliot H. Levine	42,000	0	0	142,915	0	0	184,915

Richard B. Smith	42,000	0	0	142,915	0	0	184,915

Ronald J. Macklin	42,000	0	0	142,915	0	0	184,915

Nader G.M. Salour	42,000	0	0	142,915	0	0	184,915

Total	330,000	0	0	929,530	0	0	1,259,530

(e)Comprised of payments made pursuant to the Incentive Compensation Plan and payments made pursuant to the Retention Bonus Plan as follows:

Name	Incentive Compensation Plan Payment ($)	Retention Bonus Plan Payment ($)	Total ($)
Paul Lamb	26,818	188,137	214,955
Philip F Palmedo	17,490	125,425	142,915
Elliot H. Levine	17,490	125,425	142,915
Richard B. Smith	17,490	125,425	142,915
Ronald J. Macklin	17,490	125,425	142,915
Nader G.M. Salour	17,490	125,425	142,915
Total	114,268	815,262	929,530

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2016, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of March 21, 2017, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (10)

Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904	(2)	12.1

Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/FSI, Teton Advisors One Corporate Center Rye, New York 10580	122,477	(3)	8.3

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	119,888	(4)	8.1

Lloyd I. Miller III 3300 South Dixie Highway Suite 1-365 West Palm Beach, Florida 33405	112,152	(5)	7.6

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500	(6)	6.8

MFP Investors LLC	81,000	(7)	5.5

Paul L. Lamb	35,759	(8)	1.99

Philip F. Palmedo	15,685	(9)	1.06

Nader G.M. Salour	866		*

Richard B. Smith	864		*

Ronald J. Macklin	1,381		*

Elliot H. Levine	113		*

Peter Pitsiokos	0		*

Gary J. Fitlin	0		*

Frederick C. Braun III	300		*

All executive officers and Directors as a group (9 persons)	54,968		3.70

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2) On December 30, 2015, Poplar Point Capital Management, LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote, and has shared power to dispose of or direct the disposition of 179,904 common shares. The Schedule 13G was jointly filed by Poplar Point Capital Management LLC, Poplar Point Capital Partners L.P., Poplar Point Capital GP LLC and Mr. Jad Fakhry, collectively, the reporting persons.

(3) On June 23, 2016, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 122,477 common shares. Power to dispose of and vote securities resides with Mario Gabelli, Douglas Jamieson and Kevin Handwerker. Each reporting person has the shared power to vote or direct the vote, and has shared power to dispose of or direct the disposition of 107,665 common shares. The Schedule 13D was filed by Mario Gabelli, Douglas Jamieson and Kevin Handwerker.

(4) On February 12, 2016, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 119,888 common shares. The Schedule 13G was filed by Gregory Pottle.

(5) On January 30, 2017, Lloyd I Miller III filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote, and has power to dispose of or direct the disposition of 112,152 common shares.

(6) On January 25, 2017, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote, and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(7) On January 27, 2017, MFP Investors LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote, and has shared power to dispose of or direct the disposition of 81,000 common shares. The Schedule 13G was filed by Michael Price.

(8) Includes 2,868 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 15,022 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan. Additionally, Mr. Lamb has 17,869 shares in an Individual Retirement Account.

(9) Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(10) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 31, 2017.

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

At the end of each fiscal quarter, or at such other earlier date as determined by the Board of Gyrodyne, LLC, the Company, on behalf of the trust, shall have the option to purchase such common shares from the trust at a price determined by an independent appraiser or to offer such common shares to third parties, including to other shareholder of Gyrodyne, LLC in proportion to their relative ownership percentage, or to other persons at the appraised price. However, in the event such a shareholder’s ownership percentage including common shares held beneficially in the trust on behalf of such shareholder, at any time becomes less than the 20% ownership limit due to the sale of common shares by such shareholder or due to additional issuances of common shares by Gyrodyne, LLC, then the trust (to the extent such shareholder’s common shares have not been sold pursuant) has an obligation to return such common shares up to the 20% ownership limit.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since September 1, 2015 or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2016 and 2015:

Fee Category	Fiscal December 31, 2016	Fiscal December 31, 2015
Audit Fees (1)	$134,000	$119,000
Audit-Related Fees (2)	75,530	161,197
Tax Fees (3)	27,500	137,530
Total Fees	$237,030	$417,727

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2016 and 2015 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2016 and the period from September 1, 2015 through December 31, 2015(liquidation basis)

Notes to Consolidated Financial Statements

    Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)      Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (9)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (9)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (9)

4.3	Form of Dividend Note (4)

10.1	Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

10.4	Compensation of Directors. (5)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (2)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (2)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (6)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (3)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (4)

10.13	Retention Bonus Plan (7)

10.13	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (8)

21.1	List of all subsidiaries. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (5)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(5)	Filed as part of this report.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

(9)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

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

GYRODYNE, LLC.

/S/ Frederick C. Braun III
By Frederick C. Braun III, President and Chief Executive Officer
Date: March 31, 2017

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 31, 2017

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 31, 2017

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 31, 2017

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 31, 2017

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 31, 2017

Exhibit Index

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (9)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (9)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (9)

4.3	Form of Dividend Note (4)

10.1	Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

10.4	Compensation of Directors. (5)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (2)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (2)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (6)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (3)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (4)

10.13	Retention Bonus Plan (7)

10.13	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (8)

21.1	List of all subsidiaries. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (5)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(5)	Filed as part of this report.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

(9)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

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

Gyrodyne, LLC AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets at December 31, 2016 and 2015 (liquidation basis)	F-2

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2016 and the period from September 1, 2015 through December 31, 2015 (liquidation basis)	F-3

Notes to Consolidated Financial Statements	F4-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Gyrodyne LLC and Subsidiaries

St. James, New York

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne LLC and Subsidiaries (the "Company") at December 31, 2016 and 2015 and the related consolidated statements of changes in net assets (liquidation basis) for the year ended December 31, 2016 and for the period September 1, 2015 to December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of Gyrodyne LLC and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of changes in net assets (liquidation basis) for the year ended December 31, 2016 and for the period September 1, 2015 through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the shareholders of Gyrodyne Company of America, Inc. approved a merger into Gyrodyne LLC, effective August 31, 2015, which allowed the Company to move forward with its plan of liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to August 31, 2015 from the going concern basis to the liquidation basis.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

(LIQUIDATION BASIS)

	December 31,	December 31,
	2016	2015
ASSETS:
Real estate held for sale	$31,025,000	$46,950,000
Cash and cash equivalents	3,770,895	5,875,596
Investment in marketable securities	4,087,231	5,001,722
Rent receivable	23,096	45,276
Other receivable	81,693	19,117
Total Assets	$38,987,915	$57,891,711

LIABILITIES:
Accounts payable	$416,226	$499,669
Accrued liabilities	224,617	408,898
Deferred rent liability	27,487	12,509
Tenant security deposits payable	322,862	483,556
Income taxes payable	-	11,162
Estimated liquidation and operating costs net of receipts	9,885,111	13,020,340
Total Liabilities	10,876,303	14,436,134
Net assets in liquidation	$28,111,612	$43,455,577

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

 (Liquidation Basis)

	Year Ended December 31, 2016	Period September 1, 2015 through December 31, 2015
Net assets in liquidation, beginning of period	$43,455,577	$46,319,848
Changes in net assets in liquidation:
Change in liquidation value of real estate	2,336,000	2,260,000
Change in value of marketable securities	(33,424)	(33,218)
Change in pension deficit	--	(104,774)
Remeasurement of assets and liabilities	(1,707,731)	(4,986,279)
Net increase (decrease) in liquidation value	594,845	(2,864,271)
Liquidating distributions to shareholders	(15,938,810)	-
Changes in net assets in liquidation	(15,343,965)	(2,864,271)
Net assets in liquidation, end of period	$28,111,612	$43,455,577

See notes to consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

1.     The Company

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business has been the management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties located in the Northeast region of the United States.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment. The Company’s corporate strategy since September 2015 has been to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2016 does not include the appreciation that may result, if any, from such value enhancement efforts.

Gyrodyne is the surviving entity in the merger of Gyrodyne Company of America, Inc. (the “Corporation”) and Gyrodyne Special Distribution, LLC (“GSD”) with and into Gyrodyne (the “Merger”), effective August 31, 2015. The Merger completed the Corporation’s plan of liquidation under the Internal Revenue Code.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 20 – Contingencies) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

After giving effect to the Company’s dispositions of real property through December 31, 2016 (See Note 6), the Company owns one remaining medical office park and four of fourteen buildings in a second medical office park, together comprising approximately 48,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York. Each of the medical office park in Cortlandt Manor, the group of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

2.    Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy since September 2015 has been to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio;
●	balancing working capital and funds available for the development process with making distributions during the liquidation process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result, if any, from such value enhancement efforts. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the return of capital to our shareholders. Gyrodyne expects that it will dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $28.1 million, prior to any future dividend distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $18.96 per share based on Gyrodyne LLC, having 1,482,680 common interests outstanding. These estimated distributions do not include any additional value that the Company believes it can derive from the investments it is making to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes the rate of return from the estimated investment of $3.36 million on our enhancement efforts will improve the estimated distributions versus selling the real estate under its current zoning and entitlements. In addition, while it could be argued that approximately $1 million of land development costs are for environmental impact and other infrastructure studies that can be utilized by a potential buyer, such value was not included in the net realizable value of the real estate disclosed in the statements of net assets.

The statements of net assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land development efforts (mainly restricted to researching highest and best use and the pursuit of certain related entitlements, special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land development costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the development efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

3.     Summary of Significant Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various development or zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne expects that it will dissolve after it has completed the disposition of all its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne, LLC and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets in liquidation are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company is pursuing value associated with the highest and best use for the Flowerfield Property and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land development costs, general and administrative fees, litigation settlement, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period.  Actual results could differ from those estimates.

The most significant estimates are the estimates on the net realizable value from the sale of our real estate, the estimated costs/time to pursue entitlements/change of zone and the related timeline to complete the liquidation.

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

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions for the operations of any entity included in the consolidated statements of operations and comprehensive loss. The Company’s open tax years are 2013, 2014, and 2015.

Fair Value Measurements – The Company believes the concepts for determining net realizable value are consistent with the guidance for measuring fair value. As a result, the Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non-financial instruments. The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value. The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels: Level 1 – observable inputs in an active market on or around the measurement date, Level 2 – observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

New accounting pronouncements

Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2016, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.     Statements of Net Assets in Liquidation

Net assets in liquidation at December 31, 2016 would result in estimated liquidating distributions of approximately $18.96 per common share. This is an increase of $0.40 from the December 31, 2015 net assets in liquidation of $18.56 per common share net of the $10.75 in liquidating distributions paid during 2016.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although the estimated completion of the liquidation period remains subject to change as we execute on our land development efforts), excluding any interim distributions, is estimated based on the December 31, 2016 combined cash balance and marketable securities of $7.9 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the net realizable value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company have been included, including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	In addition, the Company is incurring land development costs to determine the highest and best use for the Flowerfield and Cortlandt Manor properties.
6.	Based on the terms of the Retention Bonus Plan (See Note 16), the Company has included estimated amounts based on the net realizable value of the real estate.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.36 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land development costs over calendar years 2017 and 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits that it believes will result in a higher rate of return through the improvement of values in the Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2016, the Company incurred approximately $897,000 inclusive of a land purchase and closing costs of approximately $210,000. The Company believes the remaining balance of $3.36 million will be incurred from January 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and that the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land development efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statement of Net Assets as of December 31, 2016 does not include the appreciation that may result from the estimated $3.36 million in land development costs.

The net assets in liquidation at December 31, 2016 ($28,111,612) results in estimated liquidating distributions of approximately $18.96 per common share (1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the $3.36 million in land development costs. Neither the additional value that may be derived from the land development costs, nor the retention bonuses for the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of December 31, 2016. The Company believes there will be a higher rate of return resulting from the land development costs that will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land development efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land development costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

5.      Liability for Estimated Costs in Excess of Receipts during Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land development costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

Upon transition to the liquidation basis of accounting on September 1, 2015, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation:

Amount
Rents and reimbursements	$6,545,535
Property operating expenses	(3,426,601)
Capital expenditures excluding land development costs and land purchases	(921,603)
Land development costs and land purchases	(574,833)
Corporate expenditures(1)	(5,766,593)
Estimated real estate selling costs	(2,727,000)
Retention bonus payments to directors	(1,802,125)
Retention bonus payments to executives and other employees	(970,375)
Less prepaid expenses and other assets	456,127
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,187,468)

(1) Includes all general and administrative fees, litigation settlement, director and officer liability and reimbursement post liquidation insurance tail coverage policy and final liquidation costs.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from September 1, 2015 through December 31, 2015 is as follows:

	September 1, 2015	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2015
Assets:
Estimated net inflows from investment of real estate	$6,545,535	$(1,620,279)	$1,515,069	$6,440,325
Liabilities:
Property operating costs	(3,426,601)	860,771	(1,030,874)	(3,596,704)
Capital expenditures excluding land development costs and land purchases	(921,603)	274,194	34,705	(612,704)
Land development costs and land purchases	(574,833)	380,979	(2,960,636)	(3,154,490)
Corporate expenditures	(5,766,593)	1,127,501	(3,139,583)	(7,778,675)
Selling costs on real estate assets*	(2,727,000)	61,860	(151,860)	(2,817,000)
Retention bonus payments to directors*	(1,802,125)	52,910	485,485	(1,263,730)
Retention bonus payments to executives and other employees*	(970,375)	28,490	261,415	(680,470)
Less Prepaid expenses and other assets	456,127	(13,019)	-	443,108
Liability for estimated costs in excess of estimated receipts during liquidation**	$(9,187,468)	$1,153,407	$(4,986,279)	$(13,020,340)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the end of 2018.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

As of December 31, 2015, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation which is expected to be completed by the end of 2018:

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

(1) Includes all general and administrative fees, litigation settlement, director and officer liability and reimbursement post liquidation insurance tail coverage policy and final liquidation costs.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2016 through December 31, 2016 is as follows:

	January 1, 2016	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2016
Assets:
Estimated rents and reimbursements	$6,440,325	$(3,576,121)	$1,723,402	$4,587,606
Liabilities:
Property operating costs	(3,596,704)	1,900,973	(476,132)	(2,171,863)
Capital expenditures excluding land development costs and land purchases	(612,704)	426,658	(653,954)	(840,000)
Land development costs	(3,154,490)	897,074	(1,100,784)	(3,358,200)
Corporate expenditures	(7,778,675)	3,139,420	(1,586,439)	(6,225,694)
Selling costs on real estate assets*	(2,817,000)	979,704	(24,204)	(1,861,500)
Retention bonus payments to directors (a)*	(1,263,730)	762,351	266,747	(234,632)
Retention bonus payments to executives and other employees (a)*	(680,470)	410,497	143,633	(126,340)
Less prepaid expenses and other assets	443,108	(97,596)	-	345,512
Liability for estimated costs in excess of estimated receipts during liquidation**	$(13,020,340)	$4,842,960	$(1,707,731)	$(9,885,111)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

**These estimates are based on the liquidation being completed by the end of 2018.

(a)

The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result from the estimated land development costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

6.      Disposition Activities

Port Jefferson Professional Park. During the years ended December 31, 2016 and 2015, the Company sold five buildings and one building, respectively (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Medical Park Location	Closing Date	Gross Sales Proceeds
		2016	2015
5 Medical Drive	December 2015		$760,000
6 Medical Drive	January 2016	850,000
8 Medical Drive	June 2016	820,000
4 Medical Drive	July 2016	900,000
3 Medical Drive	August 2016	876,000
2 Medical Drive	September 2016	800,000
Total		$4,246,000	$760,000

The Company has four remaining buildings (comprising approximately 15,000 square feet in total) within the same medical park which are being actively marketed for sale. (See Note 23 – Subsequent Events – Sale of Real Estate)

Fairfax Medical Center. On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000. Based on the terms of the sale, the Company has a master lease obligation to the purchaser on approximately 3,852 square feet for approximately $155,000 over the two years from the date of sale with payments due quarterly less any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants. Based on the leasing activity since the closing date, the Company estimates the maximum obligation on the master lease has been reduced to $50,593 (net of the August 2016 lease payment of $16,878).

The Comparison of the Gross sales proceeds to the net realizable value reported prior to entering the Purchase and Sale Agreement:

Sale Price	Net Realizable Value reported prior to entering the Purchase and Sale Agreement	Net Realizable Value reported in excess of Proceeds excluding the Master Lease Obligation
$14,015,000	$ 14,000,000	$ 15,000

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

7. Real Estate

Upon the adoption of the liquidation basis of accounting, on September 1, 2015, real estate was adjusted to its estimated net realizable value of $45,450,000.   The valuation of the real estate at December 31, 2015 was $46,950,000. During the period from September 1, 2015 to December 31, 2015, the value of the real estate increased $2,260,000 inclusive of contracted selling prices for various properties and an adjusted value for the Cortlandt Manor property. Furthermore, the real estate value as of December 31, 2015, was adjusted by $760,000 for the sale in December 2015 of 5 Medical Drive, Port Jefferson. During 2016, the net realizable value of real estate increased by $2,336,000 and was adjusted for the sales of five buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center. The valuation of the remaining real estate as of December 31, 2016, was $31,025,000.

	2016	2015
Net Realizable Value at beginning of period	$46,950,000	$45,450,000
Increases in Net Realizable Value
Port Jefferson Professional Park	846,000	2,260,000
Cortlandt Manor	475,000	700,000
Virginia Health Care Center	15,000	1,700,000
Flowerfield	1,000,000	(2,400,000)
Less Property Sales
Port Jefferson Professional Park	(4,246,000)	(760,000)
Virginia Health Care Center	(14,015,000)	-
Net Realizable Value at December 31,	$31,025,000	$46,950,000

8.  Investment in Marketable Securities

Under the liquidation basis of accounting, the statements of net assets record all assets at net realizable value and any changes in such values during a period are reported in the consolidated statements of changes in net assets.

The estimated net realizable value of investments in marketable securities available as of December 31, 2016 and 2015 are as follows:

Mortgage-backed securities	2016	2015
Net Realizable Value*	$4,087,231	$5,001,722

*The Company received $881,066 and $281,606 in principal repayments during the year ended December 31, 2016 and the four months ended December 31, 2015, respectively.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2016 and 2015, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 30 years and an adjusted duration of approximately four years. The net realizable value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 17 – Fair Value of Financial Instruments. In February, 2017, the Company sold 100% of its investment in mortgage backed securities.

9.    Investment in Grove Partnership

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”). The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development. On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”), pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself. During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment by Minto to the Grove of $1,968,750. The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash will be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million. In light of the foregoing, Gyrodyne believes that the Grove may not receive any additional payments from Minto beyond the aforementioned $1,968,750. In as much as the Grove’s obligations to certain limited partners exceed the payment it received from Minto, it is unclear what amount, if any, Gyrodyne could expect to receive in any final liquidating distribution from the Grove.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

10.   Accrued Liabilities

Accrued liabilities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Payroll and related taxes	$29,930	$24,314
Professional fees	153,992	245,637
Directors fees under the Retention Bonus Plan	-	52,910
Employee payments under the Retention Bonus Plan	-	28,490
Other	40,695	57,547
Total	$224,617	$408,898

11.   Income Taxes

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a pass-through entity with the taxable income or loss reported annually on a Form K-1 to its shareholder’s pro rata.

The Company files federal and state income tax returns that include all 100% owned subsidiaries excluding Flowerfield Properties Inc. which files separate federal and state income tax returns. Flowerfield Properties Inc. owns the investment in The Grove.

Under current law, when the IRS audits a partnership tax return, the IRS generally determines tax adjustments at the partnership level, but is required to collect any additional taxes, interest and penalties from each of the partners.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed this procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning January 1, 2018 will require Gyrodyne to bear any tax liability resulting from such audit, as opposed to passing it through to our shareholders, unless we elect to push out the tax audit adjustments to our shareholders once it has been calculated at the company level.

The year ended December 31, 2016 Statement of Net assets included a tax benefit in other costs in excess of receipts comprised of Federal and State tax current receivables of $19,749 and the federal and state benefit of approximately $85,000 directly related to the potential net operating loss carryback benefit if The Grove does not make any future distribution. In the event distributions are received, the tax benefit would be reduced accordingly at an effective rate of 39%.

At December 31, 2015, income tax liabilities, which were included in the costs in excess of receipts, consisted of $11,162 relating to FPI.

There are no deferred tax liabilities as of December 31, 2016 and 2015.

12.  Retirement Plans

Prior to the merger, the Company sponsored a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. On November 25, 2013, the Company decided to terminate the Plan, subject to regulatory approval. The Company received the IRS determination letter during 2015.

During the four months ended December 31, 2015, the Company made $1,272,392 of contributions to meet the funding obligations of the pension plan to cover employee elections and costs to complete the termination. In late December 2015, following the plans receipt of the funds from Gyrodyne, all benefits were paid out in full. The Company filed the Post Distribution Certification for Standard Termination with the PBGC in February 2016 which formally completed the termination of the Company Plan.

13.  Incentive Compensation Plan

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until the Company made cash distributions to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15th, 2016, the Company paid a dividend of $9.25 per share to shareholders of record on June 6, 2016. Thus, the Company made its final payment of $233,200 to the ICP participants.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid in June, 2016 and were included in the corporate expenditures paid during 2016 (See Note 5). The allocation to ICP participants are below:

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

14.  Credit Quality of Rents Receivable

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

As of December 31, 2016 and 2015, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2016	December 31, 2015
Beginning balance	$49,000	$50,000
Accounts receivable (written off)	(5,000)	(1,000)
Ending Balance	$44,000	$49,000

15.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2016 and 2015. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

16.  Commitments

As of December 31, 2016 and 2015, other commitments and contingencies are summarized in the below table:

Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	77,100
Total	$677,100

Employment agreements - The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer (collectively, the “Agreements”), each executed during the quarter ended June 30, 2013. Each of the Agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus. (See Note 23 – Subsequent Events - Employment)

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $77,100.

Retention Bonus Plan-  In May 2014, the Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

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

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

On May 24, 2016, the Board of Directors amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the 2013 appraised value of the property (“Adjusted Appraised Value”) in calculating appreciation for determining the bonus pool. The foregoing change was approved to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the appreciation that may result from the estimated land development costs. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on certain properties and accordingly the Company has not included any retention bonuses on such sales in the estimated costs in excess of receipt.

Payments made during the twelve months ended December 31, 2016 under the Retention Bonus Plan relating to the sales of 6 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$815,262
Chief Operating Officer	133,786
Chief Executive Officer	133,786
Chief Financial Officer	133,786
Other Employees	37,628
Total	$1,254,248

 17.  Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair-Value – The Company believes the concepts for determining net realizable value are consistent with the guidance for measuring fair value. As a result, the Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements.

The Company follows authoritative guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company adopted the liquidation basis of accounting, and therefore reports all assets and liabilities at net realizable value.

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

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

The following table represents the carrying value at net realizable value of the Company’s financial assets and liabilities as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Description	Carrying Value	Net Realizable Value (Level 2)	Carrying Value	Net Realizable Value (Level 2)
Investment in Marketable Securities	$4,087,231*	$4,087,231*	$5,001,722	$5,001,722

*During 2016, the Company received $881,066 in principal repayments.

The Company’s investments in marketable securities are limited to mortgage backed securities which have either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The net realizable values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the net realizable value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the net realizable value of these securities is included in the Level 2 fair value hierarchy. In February, 2017, the Company sold 100% of its investment in mortgage backed securities.

Fair Value Measurements:

The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2016 and 2015, the carrying value of the Company’s investment was $0.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

18.  Equity

Dividends

On May 26, 2016, the Company declared a non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. The special dividend consisted of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. NASDAQ set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash dividend on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016. The special dividend consisted of proceeds from the sale of three buildings in the Port Jefferson Professional Park.

19.  Significant Tenants

For the year ended December 31, 2016, on a pro forma basis, rental income from the three largest tenants represented 14%, 10% and 9% of total rental income.

For the years ended December 31, 2015, on a pro forma basis rental income from the three largest tenants represented 14%, 10% and 7% of total rental income.

20.  Contingencies

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against Gyrodyne Company of America, Inc. (the “Corporation”) and members of its Board of Directors (the "Individual Defendants"), and against GSD and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne amended its Proxy Statement on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of December 2014.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2016, the aggregate value of the remaining unsold properties was $550,000 lower than the 2014 appraised value.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

General

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

21.  Related Party Transactions

Paul Lamb, the Chairman of the Board of Gyrodyne LLC was previously the Chairman of the Board of Directors of a not-for-profit corporation under New York law in which he did not earn any compensation or receive any other financial benefit. In late 2015, the Company entered certain leasing relationships with an entity related to the not-for-profit company under New York Law with which the Chairman also did not have any financial relationship. The leasing terms comprise 1,905 square feet and an annual and total lease commitment of $20,955 and $62,865, respectively. The Company provided certain rent abatements and tenant incentives which the Company believes were at arm’s length market rates. The independent members of the Board of the Company approved the transaction. During April 2016, Paul Lamb resigned as the Chairman of the Board of Directors of the aforementioned not-for-profit corporation, and therefore any post March 31, 2016 revenues, transactions, actions and or costs will not be disclosed under related party transactions.

Mr. Lamb is also a partner in Lamb & Barnosky, LLP which provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

During the three months ended March 31, 2016, the Company received rental revenue of $5,715. After such time this was no longer a related party.

In April 2016, Mr. Lamb founded and became the Executive Chairman of the Board of Directors of another not-for-profit corporation under New York law in which he does not earn any compensation or receive any other financial benefit. In May 2016, the Company entered certain leasing relationships with such entity. The leasing term of 30 months comprise 1,971 square feet and an annual and total lease commitment of $21,078 and $51,816, respectively excluding abatements. Approximately $4,700 in improvements were provided. The Company believes the lease is at market value.

The independent members of the Board of the Company approved the transaction.

22.  Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period. Prepaid expenses and other assets have been netted against estimated liquidation and operating costs net of receipts on the statement of net assets.

23.  Subsequent Events

Acquisition:

In March 2017, the Company entered into a purchase and sale agreement to acquire a single family residential building on approximately 0.3 acres bordering one of its properties for $319,512 plus closing costs. The property provides additional vehicular access to the site from Buttonwood Drive and State Route 202 and will provide for additional parking potential which the Company believes will further increase yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Sale of Real Estate:

The Company also entered into a Purchase and Sale Agreement dated March 30th, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for $2,000,000 to Teresa Rainone and Hesham Atwa, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Year Ended December 31, 2016 and the period September 1, 2015 through December 31, 2015 Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited

Employment:

The Company and our Chief Executive Officer, Frederick C. Braun III, have agreed in principle that Mr. Braun will separate from the Company, expected to be effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between our Board of Directors and management regarding the need for cost reductions. The Company anticipates that it will file a Current Report on Form 8-K following the execution of a separation agreement with Mr. Braun. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.