Form 10-Q
period 2017-03-31
Gyrodyne, LLC
filed 2017-05-11
CIK 1589061

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

On May 11, 2017, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET

ASSETS AT MARCH 31, 2017 AND DECEMBER 31, 2016

(Liquidation Basis)

	March 31,	December 31,
	2017 (Unaudited)	2016
ASSETS:
Real estate held for sale	$31,025,000	$31,025,000
Cash and cash equivalents	7,153,533	3,770,895
Investment in marketable securities	-	4,087,231
Rent receivable	44,860	23,096
Other receivables	60,823	81,693
Total Assets	$38,284,216	$38,987,915

LIABILITIES:
Accounts payable	$524,619	$416,226
Accrued liabilities	504,187	224,617
Deferred rent liability	51,699	27,487
Tenant security deposits payable	342,003	322,862
Estimated liquidation and operating costs net of receipts	8,732,717	9,885,111
Total Liabilities	10,155,225	10,876,303
Net assets in liquidation	$28,128,991	$28,111,612

See notes to condensed consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2017

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2016		$28,111,612
Changes in assets and liabilities in liquidation:
Change in market value of securities	25,918
Remeasurement of assets and liabilities	(8,539)
Net increase in liquidation value		17,379
Net assets in liquidation, at March 31, 2017		$28,128,991

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 (unaudited)

1.	The Company

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York. The Company’s primary assets are comprised of a geographically diverse portfolio of medical office and industrial properties located on Long Island and in Westchester County, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 is predicated on current asset values and does not include any potential appreciation that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through March 31, 2017 (See Note 8), the Company owns one remaining medical office park and four of fourteen buildings in a second medical office park (two of which are under a purchase and sale agreement that is expected to close in May 2017), together comprising approximately 48,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Each of the medical office park in Cortlandt Manor, the group of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually held in single asset LLCs wholly owned by the Company.

2.	Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the entitlement/re-zoning efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process with making distributions during the liquidation process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 is predicated on current asset values and does not include any potential appreciation that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common interests. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited, unless the respective property sale reflects substantially all of the assets. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $28.1 million, without giving effect to any future dividend distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $18.97 per share based on Gyrodyne, LLC having 1,482,680 common shares outstanding. These estimated distributions are based on values at March 31, 2017 and do not include any potential value that may be derived from the investments being made to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes the estimated remaining entitlement costs of $3.05 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

The statements of net assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value of Flowerfield and Cortlandt Manor through certain land entitlement efforts (inclusive of the pursuit of special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders during the liquidation process. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

3.	Principles of Consolidation

The consolidated financial statements include the accounts of Gyrodyne, LLC and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

4.	Basis of Quarterly Presentations

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month period ended March 31, 2017.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

5.	Significant Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it has completed the disposition of all its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Board may elect, in its sole discretion and without any separate approval by the shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve and its affairs wound up upon the sale, exchange or other disposition of all of the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2016

6.	Statement of Net Assets in Liquidation

The Company reports its financial results on the statement of net assets in liquidation and the statement of changes in net assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions.

Net assets in liquidation at March 31, 2017 would result in estimated liquidating distributions of approximately $18.97 per common share. This is an increase of $0.01 from the December 31, 2016 net assets in liquidation of $18.96 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although there can be no assurance that the liquidation process won’t end up taking longer to complete), excluding any interim distributions, is estimated based on the March 31, 2017 cash balance of $7.15 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the net realizable value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	Costs for the pursuit of the entitlement/rezoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 12).

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.05 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs between April 2017 and the end of 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first three months of 2017, the Company incurred approximately $366,000 of land entitlement costs, of which approximately $32,500 was the deposit for the purchase of a single-family residence on a .3-acre lot of adjacent land to the Cortlandt Manor Medical Center (see note 17). The Company believes the remaining balance of $3.05 million will be incurred from April 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may nevertheless entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 is predicated on current asset values and does not include any potential appreciation that may result from the estimated $3.05 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2017 and December 31, 2016 of $28,128,991 and $28,111,612, respectively, results in estimated liquidating distributions of approximately $18.97 and $18.96 per common share (based on 1,482,680 shares outstanding), respectively, based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the anticipated $3.05 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the bonuses that would be payable under the Company’s retention bonus plan in connection with the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of March 31, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

7.	Liability for Estimated Costs in Excess of Receipts during Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current fair value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2017 through March 31, 2017 is as follows:

	January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated rents and reimbursements	$4,587,606	$(679,148)	$(83,368)	$3,825,090
Liabilities:
Property operating costs	(2,171,863)	384,836	(20,064)	(1,807,091)
Capital expenditures excluding land entitlement costs and land purchases	(840,000)	164,595	51,800	(623,605)
Land entitlement costs	(3,358,200)	366,330	(55,935)	(3,047,805)
Corporate expenditures	(6,225,694)	863,093	99,028	(5,263,573)
Selling costs on real estate assets	(1,861,500)	-	-	(1,861,500)
Retention bonus payments to Directors (a)	(234,632)	-	-	(234,632)
Retention bonus payments to Executives and other employees (a)	(126,340)	-	-	(126,340)
Less prepaid expenses and other assets	345,512	61,227	-	406,739
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,885,111)	$1,160,933	$(8,539)	$(8,732,717)

(a)The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 and December 31, 2016, is predicated on current asset values and does not include any potential appreciation that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Company’s retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) for the Flowerfield and Cortlandt Manor properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of estimated receipts.

8.	Disposition Activities

Port Jefferson Professional Park. The Company entered into a Purchase and Sale Agreement dated March 30th, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, in the Port Jefferson Professional Park for $2,000,000, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days which the purchaser has exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period. The Company expects to close the transaction in May 2017.

The Company has two remaining buildings within the same medical park which are currently being actively marketed for sale.

9.	Investment in Marketable Securities

Under the liquidation basis of accounting, the statements of net assets reports all assets at net realizable value and any changes in such values during a period are reported in the consolidated statements of changes in net assets.

The Company reviews its investments on a regular basis and adjusts the balance to fair value in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

The estimated net realizable value of investments in marketable securities available for sale as of December 31, 2016 was $4,087,231. The Company received principle payments of $129,587 prior to the sale of 100% of its investment in mortgage- backed securities for approximately $3,983,562 during the three months ended March 31, 2017.

The Company’s investment was in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2016, marketable securities based on amortized cost, reflected a yield of approximately 2%, had contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. Prior to their sale, all securities were reported at fair value and the changes were reported in the statement of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

10.	Income Taxes

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a pass-through entity with the taxable income or loss reported annually on a Form K-1 to its shareholders pro rata. Flowerfield Properties, Inc. (“FPI”) is a wholly-owned subsidiary of the Company. FPI is a “C” corporation and therefore any income generated by FPI is subject to a corporate level tax.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. However, while the Company maintains bank account balances which at times exceed insured limits, the Company has not experienced any losses to date. Management does not believe significant credit risk existed at March 31, 2017 and December 31, 2016.

For the three months ended March 31, 2017 rental income the three largest tenants represented approximately 14%, 10% and 8% of total rental income. The three largest tenants by revenue as of March 31, 2017 consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in the Cortlandt Manor Medical Center.

12.	Commitments

Acquisition:

On April 20, 2017 the company closed on the acquisition of a single family residential building on approximately 0.3 acres bordering its Cortlandt Manor property pursuant to the purchase and sale agreement dated March 13, 2017 for $319,512 plus closing costs. The Company believes the property may provide additional vehicular access to its Cortlandt Manor property from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective.

Other commitments as of March 31, 2017 are summarized in the below table (inclusive of obligations under the separation agreement with Mr. Braun executed on April 6, 2017 (see “Employments Agreements”, below)):

Management Employment agreements with bonus and severance commitment contingencies	635,000
Other employee severance commitment contingencies	77,100
Total	$712,100

Employment agreements - The Company has an employment agreement with its Chief Financial Officer (the “Agreement”), executed during the quarter ended June 30, 2013. The Agreement contains a bonus of $125,000 payable to him if he is employed by the Company as of the effective date of a change-in-control as defined in the Agreement. If he is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him the change-in-control bonus and severance pay equal to six months’ base salary from the date of termination. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.

On March 30, 2017, the Company and our former Chief Executive Officer, Frederick C. Braun III, agreed in principle that Mr. Braun will separate from the Company, effective April 30, 2017. The above total commitment contingencies of $712,100 include total commitments of $285,000 to Mr. Braun under the foregoing agreement to separate. The Company and Mr. Braun subsequently executed the separation agreement dated April 6, 2017. (See Note 17 – Subsequent Events - Employment).

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides that if he is terminated without cause, the Company must pay him severance pay equal to six months’ base salary from the date of termination.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $77,100.

Retention Bonus Plan- In May 2014, the Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the liquidation process. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan initially provided for a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its 2013 appraised value as designated in the bonus plan. The aggregate amount of the 2013 appraisals for the Company’s properties was utilized to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

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

On May 24, 2016, the Board of Directors amended its Retention Bonus Plan to provide that land entitlement costs incurred on a property since the date of the 2013 appraisal will be added to that value of the property (“Adjusted Appraised Value”) in calculating appreciation for determining the bonus pool. The foregoing change was approved to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board decided that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 and December 31, 2016, is predicated on current asset values and does not include any potential appreciation that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on the Cortlandt Manor and Flowerfield properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of receipts.

The Company did not make any payments under the Retention Bonus Plan during the three-months ended March 31, 2017.

Master Lease - The Company retained a Master lease obligation under the terms of the sale of Fairfax Medical Center which expires May 3, 2018.The remaining maximum total obligation of $50,593, to the purchaser is based on approximately 3,852 square feet. The obligation will be reduced by any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants.

13.	Contingencies

 Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of Gyrodyne Company of America, Inc. (the “Corporation”) filed a putative class action lawsuit against the Corporation and members of its Board of Directors (the "Individual Defendants"), and against GSD and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, the Corporation and the Company amended the proxy statement/prospectus on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected only in arms’-length transactions at prices at or above their appraised values as of December 2014.  The plaintiff, on behalf of itself and the members of the putative class it represented, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

As of March 31, 2017, the aggregate value of the remaining unsold properties was $550,000 lower than the 2014 appraised values.

General

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

14.	Recent Accounting Pronouncements

Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

15.	Fair Value of Financial Instruments

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

During the three-month period ended March 31, 2017, the company received $4,113,149 through principal debt service and the sale of 100% of its investment in mortgage backed securities which exceeded the net realizable value of the Company’s investment in marketable securities as of December 31, 2016 of $4,087,231. The Company’s investments in marketable securities were limited to mortgage backed securities which had either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The net realizable values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the net realizable value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the net realizable value of these securities is included in the Level 2 fair value hierarchy.

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

The following table presents the Company's assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$31,025,000	$—	$—	$31,025,000

The Company is a limited partner in Callery-Judge Grove, L.P. (the “Grove”), which is in the process of liquidation. The proceeds, if any, that the Company may receive effectively reflect an illiquid receivable and therefore there is no net realizable value included in the Company’s Statement of Net Assets from this investment.

16.	Related Party Transactions

In April 2016, Paul Lamb, the Chairman of the Board of Gyrodyne, LLC founded and became the Executive Chairman of the Board of Directors of a not-for-profit corporation under New York law in which he does not earn any compensation or receive any other financial benefit. In May 2016, the Company entered into a 30-month real property lease (which was extended an additional two months in April 2017) with such entity comprising 1,971 square feet and an annual and total lease commitment (inclusive of the extension) of $21,078 and $54,608, respectively. Approximately $4,700 in improvements were provided by the Company. The Company believes the lease is at market value.

In April 2017, the Company entered into a new lease with the above not-for-profit entity. The leasing term of 19 months comprise an additional 1,905 square feet and annual and total additional lease commitments of $16,193 and $25,638, respectively. The Company believes the lease is at market value.

The above leases were approved unanimously by the board of the Company with Mr. Lamb recusing himself from deliberations and vote.

17.	Subsequent Events

Acquisition:

On April 20, 2017, the Company closed on the purchase of a single family residential building on approximately 0.3 acres bordering the Cortlandt Manor Medical Center for $319,512 plus closing costs.

Employment:

The Company and our Chief Executive Officer, Frederick C. Braun III, have agreed in principle that Mr. Braun will separate from the Company, expected to be effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between our Board of Directors and management regarding the need for cost reductions. The Company filed a Current Report on Form 8-K on April 19, 2017, following the execution of a separation agreement with Mr. Braun dated April 6, 2017. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three -months ended March 31, 2017.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to the plan of liquidation, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors and retention bonus plan participants, the risk of shareholder litigation relating to the tax liquidation, the plan of liquidation or the plan of merger and other unforeseeable expenses related to the proposed liquidation, the tax treatment of condemnation and property sale proceeds, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to develop the Company’s existing real estate and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary assets are comprised of a geographically diverse portfolio of medical office and industrial properties located on Long Island and in Westchester County, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 is predicated on current asset values and does not include any potential appreciation that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through March 31, 2017 (See Note 8), the Company owns one remaining medical office park and four of fourteen buildings in a second medical office park, together comprising approximately 48,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Each of the medical office park in Cortlandt Manor, the group of four buildings in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the re-zoning/entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process with making distributions during the liquidation process.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, in the event of the sale of individual properties, it is not required or anticipated that any shareholder votes will be solicited, unless the respective property sale reflects substantially all of the Company’s assets. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $28.1 million, prior to any future dividend distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $18.97 per share based on Gyrodyne LLC, having 1,482,680 common interests outstanding. These estimated distributions are based on values at March 31, 2017 is predicated on current asset values and does not include any potential value that may be derived from the investments being made to maximize the value on Flowerfield and Cortlandt Manor. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. While the real estate market is dynamic and the economy is volatile, the Company believes the estimated remaining entitlement costs of $3.05 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

The statements of net assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land entitlement efforts (inclusive of the pursuit of certain entitlements, special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

Properties under contract or sold

Port Jefferson Professional Park

On March 30, 2016, the Company entered into a Purchase and Sale Agreement to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, in the Port Jefferson Professional Park for $2,000,000, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days which the purchaser has exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period. The Company expects to close the transaction in May 2017.

Following the sale indicated above, the Company will have two remaining buildings (comprising approximately 7,700 square feet in total) within the same medical park which are being actively marketed for sale.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor. During the three months ending March 31, 2017, the Company incurred $366,000 of land entitlement costs, of which approximately $32,500 (down payment) was for the purchase of a residential 0.3-acre lot adjacent to the Cortlandt Manor Medical Center (balance of the purchase price and closing costs were paid in April 2017). Approximately $29,000 of the balance was comprised of real estate taxes with the balance mainly attributable to preparing the respective applications for entitlements inclusive of certain costs related to addressing the State Environmental Quality Review Act (“SEQRA”). The preparation of the application is the first statutory step with each respective town, of our strategic plan to maximize the value to our shareholders with a low amount of risk. We anticipate that the acquired land will enhance the achievable density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $3.05 million in additional land entitlement costs through 2018 in pursuit of special permits and or zone changes (approximately $960,000 in Cortlandt Manor and $2.09 million in Flowerfield).

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

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price was $319,512. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

The Company filed an application with the Town of Cortlandt Manor to develop the Cortlandt Manor property, on March 31, 2017, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
MEDICAL OFFICE	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working closely with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision on the MOD. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the three proposed uses as market demand changes.

The entitlement costs from December 2013 through year end March 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $763,706.

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

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	18	Existing Industrial Park – Mixed Use	132,719 SFT
2	12	Catering Hall	34,685sft
3	6	Hotel with restaurant, Spa/fitness and conference center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
4	4	Medical Office /R&D Office building	53,400 sft
5	6	Medical Office/R&D Office building	76,350 sft
6	2	Assisted Living	104 units
7	3	Assisted Living	116 units
8	23	Common Area

In addition to lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses with in the overall Flowerfield campus landscape. The entitlement costs from December 2013 through March 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $1,110,526. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the Pre-application.

While we cannot predict the outcome of the comprehensive application, we have undertaken to subdivide the Flowerfield property in an accretive manner that is economically advantageous to both the Company and the surrounding communities.

As envisioned in the chart above, the comprehensive application will seek to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A. The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of the education of elementary and high school students. We believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

The Company’s comprehensive application is expected to include proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the three proposed uses as market demand changes. The Company’s comprehensive application will include perfecting the subdivision of the Catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

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

Lot 2 owned by a catering facility that sits on a 12-acre lot that was sold in 2002. The subdivision was deferred by the town until the overall plan for Flowerfield was submitted.

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

Summary. The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the intended liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could range between six and twenty-one months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.

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

As of March 31, 2017 the average effective rental revenue per square foot adjusted for tenant improvements was $16.96 compared to $17.15 on December 31, 2016. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Transaction Summary for the period January 1 through March 31, 2017

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2017.

Acquisition Activity

Acquisition:

On April 20, 2017 the Company closed on the purchase of a single family residential building on approximately 0.3 acres bordering the Cortlandt Manor Medical Center for $319,512 plus closing costs. The Company believes the property may provide additional vehicular access to its Cortlandt Manor property from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective.

Employment:

The Company and our Chief Executive Officer, Frederick C. Braun III, have agreed in principle that Mr. Braun will separate from the Company, expected to be effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between our Board of Directors and management regarding the need for cost reductions. The Company filed a Current Report on Form 8-K on April 19, 2017, following the execution of a separation agreement with Mr. Braun dated April 6, 2017. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.

Disposition Activity

Port Jefferson Professional Park:

The Company entered into a Purchase and Sale Agreement to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, in the Port Jefferson Professional Park for $2,000,000, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days which the purchaser has exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period. The Company expects to close on the transaction in May 2017.

Investments

During the three months ended March 31, 2017, the Company sold 100% of its investments in mortgage backed securities for $3,983,562. The Company received principal payments during the three months ended March 31, 2017 of $129,587 from these investments.

Leasing

During the three months ended March 31, 2017, the Company executed three new leases comprising approximately 5,100 square feet, approximately $98,000 in annual revenue plus tenant reimbursements and total lease commitments of approximately $350,000. In addition, the Company executed two renewals and encompassing approximately 2,100 and approximately $28,000 in annual revenue.

The new lease and lease renewals signed during the three months ended March 31, 2017 included tenant allowances and rent abatements of approximately $48,000 and $10,000, respectively which were associated with total lease commitments of approximately $350,000. The Company incurred approximately $23,000 in lease commissions during the three months ended March 31, 2017.

Lease terminations/defaults

There were two terminations during the three-month period ended March 31, 2017, comprising approximately 5,400 square feet and approximately $78,000 in annual revenue.

Retention Bonus Plan

As a result of the determination by the Corporation’s Board of Directors in September 2013 that it was in the best interests of the Corporation and its shareholders to pursue the actual disposition of the its remaining assets, the Company’s properties have been and will continue to be managed and marketed in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Corporation’s Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the liquidation process. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan initially provided for a bonus pool funded upon the sale of each of the Company’s properties with an initial amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its appraised value as designated in the bonus plan. The aggregate amount of the 2013 appraisals for the Company’s properties was utilized to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013. Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

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

On May 24, 2016, the Company amended its Retention Bonus Plan to provide that land entitlement costs incurred on a property since the date of the 2013 appraisal will be added to the appraised value of the property in calculating appreciation for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board decided that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 and December 31, 2016 is predicated on current asset values and does not include any potential appreciation that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on the Cortlandt Manor and Flowerfield properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of receipts.

There were no payments made during the three months ended March 31, 2017 under the Retention Bonus Plan.

Subsequent Events

Leasing:

Subsequent to March 31, 2017, the Company signed one new lease and five lease extensions encompassing approximately 6,500 square feet and approximately $75,000 in annual revenue. There was one termination encompassing approximately 2,400 square feet and $35,000 in annual revenue.

Employment:

The Company and our Chief Executive Officer, Frederick C. Braun III, have agreed in principle that Mr. Braun will separate from the Company, expected to be effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between our Board of Directors and management regarding the need for cost reductions. The Company filed a Current Report on Form 8-K on April 19, 2017, following the execution of a separation agreement with Mr. Braun on April 6, 2017. The Board of Directors appointed Gary Fitlin, currently our Chief Financial Officer, as President and Chief Executive Officer effective May 1, 2017.

Critical Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it has completed the disposition of all its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Board may elect, in its sole discretion and without any separate approval by the shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve and its affairs wound up upon the sale, exchange or other disposition of all of the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could range between six and twenty-one months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common interest holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

The Company is pursuing value associated with the highest and best use for the Flowerfield property and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions for the operations of any entity included in the consolidated statements of operations and comprehensive loss. The Company’s open tax years are 2013, 2014, 2015 and 2016.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation at March 31, 2017 would result in estimated liquidating distributions of approximately $18.97 per common share. This is an increase of $0.01 from the December 31, 2016 net assets in liquidation of $18.96 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2017 cash balance of $7.2 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the net realizable value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	Costs for the pursuit of the entitlement/rezoning of the Flowerfield and Cortlandt Manor properties, to maximize value
6.	Estimated amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 12).

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.05 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs over the 21 months ended December 31, 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first three months of 2017, the Company incurred approximately $366,000 of land entitlement costs, of which approximately $32,500 was the deposit for the purchase of a single-family residence on a 0.3-acre lot of adjacent land to the Cortlandt Manor Medical Center (see note 17). The Company believes the remaining balance of $3.05 million will be incurred from April 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statement of Net Assets as of March 31, 2017 is predicated on current asset values and does not include any potential appreciation that may result from the estimated $3.05 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2017 ($28,128,991) results in estimated liquidating distributions of approximately $18.97 per common share (1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the remaining $3.05 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the retention bonuses for the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of March 31, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2017 (dollars are in millions).

March 31, 2017 cash and investment balance	$7.2	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(1.3)	(ii)
Free cash flow from rental operations	1.8	(iii)
General and administrative expenses including final liquidation and dissolution	(4.4)	(iv)
Land entitlement costs in pursuit of the highest and best use	(3.0)	(v)
Gross real estate proceeds	31.0
Selling costs on real estate	(1.9)
Retention bonus plan for directors	(0.2)	(vi)
Retention bonus plan for officers and employees	(0.1)	(vi)
Severance	(0.4)
Other	(0.1)
Directors and officers insurance (“D&O”) – tail policy	(0.5)
Net Assets in Liquidation at December 31, 2018	$28.1	(vii)

(i)	As of March 31, 2017 the Company had a cash and cash equivalent balance of $7.2.

(ii)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(1.3).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.8.

(iv)

The General and Administrative expenses are estimated to be $4.4. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $3.0 million in costs over the 21-month period ending December 31, 2018 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(vi)

The gross real estate proceeds do not include any appreciation that may result from the estimated land entitlement costs. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) and accordingly the Company has not included any estimated bonuses on the sale of the Cortlandt Manor or Flowerfield properties. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of March 31, 2017, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the Cortlandt Manor and/or Flowerfield properties in accordance with the provisions of the retention bonus plan.

(vii)

The net assets in liquidation at March 31, 2017 would result in liquidating distributions of approximately $18.97 per Common Share ($28.1 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $3.05 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the period ended March 31, 2017 which is discussed below:

Net assets in liquidation at January 1, 2017	$28,111,612
Changes in net assets in liquidation for the three months ended March 31, 2017:
Changes in market value of securities	25,918
Remeasurement of assets and liabilities in liquidation	(8,539)
Total changes in net assets in liquidation	17,379
Net assets in liquidation at March 31, 2017	$28,128,991

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

As of March 31, 2017, the Company had cash and cash equivalents totaling approximately $7.2 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $7.2 million of cash will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of our properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $31.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $28.1 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets; and
●	sale of assets.

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land entitlement costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions throughout the liquidation process.

The Company’s primary non-operating cashflows for the three months ended March 31, 2017 were as follows:

Our primary sources of non-operating cash flow for the three months ended March 31, 2017 included the following:

●	$3,983,562 in net proceeds from the sale of 100% of the Company’s investment in mortgage backed securities.
●	$129,587 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the three months ended March 31, 2017 were as follows:

●	$198,290 of costs incurred in the pursuit of entitlements for the Cortlandt Manor property inclusive of the down payment of the residential lot purchase
●	$168,040 of costs incurred in the pursuit of entitlements for the Flowerfield property
●	$164,595 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.

Acquisitions:

On April 20, 2017, the Company closed on the purchase and sale agreement dated March 13, 2017, on a 1,950-square foot house (0.3-acre lot), in Cortlandt Manor, for $319,512. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase yield in a manner that is cost effective.

Dispositions:

Port Jefferson Professional Park

During the three months ended March 31, 2017, the Company entered into a Purchase and Sale Agreement dated March 30, 2017, to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, in the Port Jefferson Professional Park for $2,000,000, subject to an evaluation period that will expire thirty days from signing (with an optional extension period of ten days which the purchaser has exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser will have the right to receive a refund of its $100,000 deposit. Unless so terminated, the agreement provides for a closing within five days of the expiration of the evaluation period. The Company expects to close on the transaction in May 2017.

Following the sale indicated above, the Company will have two remaining buildings (comprising approximately 7,700 square feet in total) within the same medical park which are being actively marketed for sale.

LIMITED PARTNERSHIP INVESTMENT

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”), which is in the process of liquidation. The proceeds, if any, that the Company may receive effectively reflect an illiquid receivable and therefore there is no net realizable value included in the Company’s Statement of Net Assets from this investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2017.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”)/ Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of Gyrodyne Company of America, Inc. (the “Corporation”) filed a putative class action lawsuit against the Corporation and members of its Board of Directors (the "Individual Defendants"), and against GSD and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, the Corporation and the Company amended the proxy statement/prospectus on August 17, 2015 with certain supplemental disclosures, and agreed that any sales of its properties would be effected only in arms’-length transactions at prices at or above their appraised values as of December 2014.  The plaintiff, on behalf of itself and the members of the putative class it represented, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

As of March 31, 2017, the aggregate value of the remaining unsold properties was $550,000 lower than the 2014 appraised values.

Other Proceedings

In addition to the foregoing, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

Items 2 through 4 are not applicable to the Company in the three months ended March 31, 2017.

Item 5. Other Information.

The annual meeting of shareholders (the “annual meeting”) of Gyrodyne, LLC will be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, on June 23, 2017, at 11:00 a.m., Eastern Time.

Our board of directors has fixed the close of business on May 1, 2017 as the record date for determining shareholders entitled to receive notice of, and to vote at, the annual meeting or any adjournment or postponement thereof. We anticipate that a notice, proxy statement, proxy card, Annual Report on Form 10-K and attendance registration form will be mailed on or about May 26, 2017 to all shareholders as of the record date.

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

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(7)	Filed as part of this Report.

(8)

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

GYRODYNE, LLC

Date: May 11, 2017

/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4	Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC. (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(7)	Filed as part of this Report.

(8)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.