Form 10-Q
period 2017-06-30
Gyrodyne, LLC
filed 2017-08-10
CIK 1589061

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

On August 10, 2017, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET

ASSETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

(Liquidation Basis)

	June 30,	December 31,
	2017 (Unaudited)	2016
ASSETS:
Real estate held for sale	$29,075,000	$31,025,000
Cash and cash equivalents	7,300,968	3,770,895
Investment in marketable securities	-	4,087,231
Rent receivable	45,957	23,096
Other receivables	59,582	81,693
Total Assets	$36,481,507	$38,987,915

LIABILITIES:
Accounts payable	$509,970	$416,226
Accrued liabilities	193,670	224,617
Deferred rent liability	33,056	27,487
Tenant security deposits payable	298,884	322,862
Distributions payable	1,482,680	-
Estimated liquidation and operating costs net of receipts	7,463,252	9,885,111
Total Liabilities	9,981,512	10,876,303
Net assets in liquidation	$26,499,995	$28,111,612

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2017

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2016		$28,111,612
Changes in assets and liabilities in liquidation:

Change in liquidation value of real estate	50,000
Change in market value of securities	25,918
Remeasurement of assets and liabilities	(204,855)
Net decrease in liquidation value		(128,937)
Liquidating distributions payable to shareholders		(1,482,680)
Total changes in net assets in liquidation		(1,611,617)
Net assets in liquidation, at June 30, 2017		$26,499,995

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited)

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

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016 is predicated on current asset values and does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through August 4, 2017 (See Note 8), the Company owns one remaining medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. The medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually held in single asset LLCs wholly owned by the Company.

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016 is predicated on current asset values and does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.5 million, without giving effect to any future distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.87 per share based on Gyrodyne, LLC having 1,482,680 common shares outstanding. These estimated distributions are based on values at June 30, 2017 and do not include any potential value that may be derived from the investments being made to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes the estimated remaining entitlement costs of $2.27 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

The Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value of the Flowerfield and Cortlandt Manor properties through certain land entitlement efforts (inclusive of the pursuit of special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders during the liquidation process. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

3.     Principles of Consolidation

The consolidated financial statements include the accounts of Gyrodyne, LLC and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

4.     Basis of Quarterly Presentations

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2017.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying Statements of Net Assets in liquidation.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common share holders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets in liquidation.

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

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2016.

6.     Statements of Net Assets in Liquidation

The Company reports its financial results on the Statements of Net Assets in liquidation and the Statement of Changes in Net Assets in liquidation, both of which track the Company’s estimated remaining liquidating distributions.

Net assets in liquidation at June 30, 2017 would result in estimated liquidating distributions of approximately $17.87 per common share. This is a decrease of $1.09 from the December 31, 2016 net assets in liquidation of $18.96 per common share which was mainly the result of a $1.00 per share special distribution declared on June 16, 2017 and paid on July 7, 2017.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although there can be no assurance that the liquidation process won’t end up taking longer to complete), excluding any interim distributions, is estimated based on the June 30, 2017 cash balance of $7.3 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the net realizable value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts and distributions announced.
4.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

5.	Costs for the pursuit of the entitlement/rezoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated amounts payable under the Retention Bonus Plan (See Note 12) based on the net realizable value of the real estate.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.27 million (included in the Statements of Net Assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs between July 2017 and the end of 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first six months of 2017, the Company incurred approximately $1.1 million of land entitlement costs, of which approximately $343,000 was for the purchase of a single-family residence on a .3-acre lot of adjacent land to the Cortlandt Manor Medical Center, inclusive of closing costs. The Company believes the remaining balance of $2.27 million will be incurred from July 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may nevertheless entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016 is predicated on current asset values and does not include any potential value impact that may result from the estimated $2.27 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2017 and December 31, 2016 of $26,499,995 and $28,111,612, respectively, results in estimated liquidating distributions of approximately $17.87 and $18.96 per common share (based on 1,482,680 shares outstanding), respectively, based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the anticipated $2.27 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the bonuses that would be payable under the Company’s retention bonus plan in connection with the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of June 30, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2017 through June 30, 2017 is as follows:

	January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2017
Assets:
Estimated rents and reimbursements	$4,587,606	$(1,393,133)	$170,436	$3,364,909
Liabilities:
Property operating costs	(2,171,863)	802,527	(369,021)	(1,738,357)
Capital expenditures excluding land entitlement costs and land purchases	(840,000)	258,699	(123,639)	(704,940)
Land entitlement costs	(3,358,200)	1,136,407	(50,160)	(2,271,953)
Corporate expenditures	(6,225,694)	1,377,112	202,551	(4,646,031)
Selling costs on real estate assets	(1,861,500)	142,022	(25,022)	(1,744,500)
Retention bonus payments to Directors (a)	(234,632)	155,318	(6,500)	(85,814)
Retention bonus payments to Executives and other employees (a)	(126,340)	83,634	(3,500)	(46,206)
Less prepaid expenses and other assets	345,512	64,128	-	409,640
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,885,111)	$2,626,714	$(204,855)	$(7,463,252)

(a) The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016, is predicated on current asset values and does not include any potential value impact that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Company’s retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) for the Flowerfield and Cortlandt Manor properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of estimated receipts.

8.     Disposition Activities

Port Jefferson Professional Park. On June 15, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for an aggregate purchase price of $2,000,000 pursuant to the previously announced Purchase and Sale Agreement dated as of March 30, 2017.

On May 23, 2017, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement to sell the real property known as 1 Medical Drive, Port Jefferson Station, New York for $800,000 , subject to an evaluation period that expired sixty days following signing (with an optional extension period of fifteen days which the purchaser had exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would have had the right to receive a refund of its $40,000 deposit. The Company closed on this transaction on August 4, 2017.

The Company has one remaining building comprising approximately 3,500 square feet within the same medical park which is being actively marketed for sale.

9.     Investment in Marketable Securities

Under the liquidation basis of accounting, the statements of net assets reports all assets at net realizable value and any changes in such values during a period are reported in the consolidated statement of changes in net assets.

The Company reviews its investments on a regular basis and adjusts the balance to fair value in the Consolidated Statement of Changes in Net Assets in Liquidation and Statements of Net Assets in Liquidation, accordingly.

The estimated net realizable value of investments in marketable securities available for sale as of December 31, 2016 was $4,087,231. The Company received principle payments of $129,587 prior to the sale of 100% of its investment in mortgage- backed securities for approximately $3,983,562 during the six months ended June 30, 2017.

The Company’s investment was in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2016, marketable securities based on amortized cost, reflected a yield of approximately 2%, had contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. Prior to their sale, all securities were reported at fair value and the changes were reported in the statements of net assets in liquidation and the statement of changes in net assets in liquidation, accordingly.

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

11.   Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. However, while the Company maintains bank account balances which at times exceed insured limits, the Company has not experienced any losses to date. Management does not believe significant credit risk existed at June 30, 2017 and December 31, 2016.

For the six months ended June 30, 2017 rental income the three largest tenants represented approximately 14%, 10% and 10% of total rental income. The three largest tenants by revenue as of June 30, 2017 consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in the Cortlandt Manor Medical Center. The tenant in the industrial park that represents 10% of the total rental income gave notice that they will be terminating their lease as of August 31, 2017. The impact of which is included in the estimated liquidation and operating costs net of receipts.

12.   Commitments

Other commitments as of June 30, 2017 are summarized in the below:

Management Employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	114,200
Total	$464,200

Employment agreements - The Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Mr. Fitlin has an employment agreement (the “Agreement”), executed during the quarter ended June 30, 2013. The Agreement contains a bonus of $125,000 payable to him if he is employed by the Company as of the effective date of a change-in-control as defined in the Agreement. If he is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him the change-in-control bonus and severance pay equal to six months’ base salary from the date of termination.

The Company also has an employment agreement with Peter Pitsiokos, its Chief Operating Officer, executed on May 8, 2014 which provides that if he is terminated without cause, the Company must pay him severance pay equal to six months’ base salary from the date of termination.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $114,200.

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

The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016, is predicated on current asset values and does not include any potential value impact that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on the Cortlandt Manor and Flowerfield properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of receipts.

Payments made during the six months ended June 30, 2017 under the Retention Bonus Plan relating to the sales of two buildings in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$155,318
Chief Executive Officer	40,000
Chief Operating Officer	37,000
Other Employees	6,634
Total	$238,952

Master Lease - The Company retained a Master lease obligation under the terms of the sale of Fairfax Medical Center which expires May 3, 2018. The remaining maximum total obligation of $50,593, to the purchaser is based on approximately 3,852 square feet. The obligation will be reduced by any new leases or expansions signed by the buyer, which obligations will terminate if the financial obligation is satisfied through leases to one or more third party tenants.

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

As of June 30, 2017, the aggregate value, based on the 2016 appraisals, of the remaining unsold properties was $550,000 lower than the 2014 appraised values.

General

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

14.   Recent Accounting Pronouncements

Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

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

During the six-months ended June 30, 2017, the company received $4,113,149 through principal debt service and the sale of 100% of its investment in mortgage backed securities which exceeded the net realizable value of the Company’s investment in marketable securities as of December 31, 2016 of $4,087,231. The Company’s investments in marketable securities were limited to mortgage backed securities which had either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The net realizable values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the net realizable value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the net realizable value of these securities is included in the Level 2 fair value hierarchy.

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

The following table presents the Company's assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$29,075,000	$—	$—	$29,075,000

The Company is a limited partner in Callery-Judge Grove, L.P. (the “Grove”), which is in the process of liquidation. The proceeds, if any, that the Company may receive effectively reflect an illiquid receivable and therefore there is no net realizable value included in the Company’s Statements of Net Assets from this investment.

16.   Related Party Transactions

In April 2016, Paul Lamb, the Chairman of the Board of Gyrodyne, LLC founded and became the Executive Chairman of the Board of Directors of a not-for-profit corporation under New York law in which he does not earn any compensation or receive any other financial benefit. In May 2016, the Company entered into a 30-month real property lease (which was extended an additional two months in April 2017) with such entity comprising 1,971 square feet and an annual and total lease commitment (inclusive of the extension) of $16,754 and $44,676, respectively. Approximately $4,700 in improvements were provided by the Company. The Company believes the lease is at market value.

In April 2017, the Company entered into a new lease with the above not-for-profit entity. The leasing term of 20 months comprise an additional 1,905 square feet and annual and total additional lease commitments of $16,193 and $26,988, respectively. The Company believes the lease is at market value.

The above leases were approved unanimously by the board of the Company with Mr. Lamb recusing himself from deliberations and vote.

17.   Subsequent Events

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve without conditions the Company’s subdivision application for its Flowerfield property. The subdivision application is now referred back to the Town of Smithtown Planning Board which is currently reviewing the Company’s application. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Town Board is a simple majority.

On August 4, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the Purchase and Sale Agreement dated as of May 23, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six -months ended June 30, 2017.

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

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 and December 31, 2016 is predicated on current asset values and does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and pay and settle our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through August 4, 2017 (See Note 8), the Company owns one remaining medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. The medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.5 million, prior to any future distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.87 per share based on Gyrodyne LLC, having 1,482,680 common shares outstanding. These estimated distributions are based on values at June 30, 2017 is predicated on current asset values and does not include any potential value that may be derived from the investments being made to maximize the value on Flowerfield and Cortlandt Manor. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. While the real estate market is dynamic and the economy is volatile, the Company believes the estimated remaining entitlement costs of $2.27 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

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

Properties under contract or sold

Port Jefferson Professional Park

On June 15, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for an aggregate purchase price of $2,000,000 pursuant to the previously announced Purchase and Sale Agreement dated as of March 30, 2017.

On May 23, 2017, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement to sell the real property known as 1 Medical Drive, Port Jefferson Station, New York for $800,000 , subject to an evaluation period that expired sixty days following signing (with an optional extension period of fifteen days which the purchaser had exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would have had the right to receive a refund of its $40,000 deposit. The Company closed on this transaction on August 4, 2017.

Following the sales indicated above, the Company has one remaining building (comprising approximately 3,500 square feet in total) within the same medical park which is being actively marketed for sale.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor. During the six months ending June 30, 2017, the Company incurred $1.1 million of land entitlement costs, of which approximately $343,000 was for the purchase, inclusive of closing costs, of a residential 0.3-acre lot adjacent to the Cortlandt Manor Medical Center. The balance was mainly attributable to preparing the respective applications for entitlements inclusive of certain costs related to addressing the State Environmental Quality Review Act (“SEQRA”). The preparation of the application is the first statutory step with each respective town, of our strategic plan to maximize the value to our shareholders with a low amount of risk. We anticipate that the acquired land will enhance the achievable density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $2.27 million in additional land entitlement costs through 2018 in pursuit of special permits and or zone changes (approximately $584,000 in Cortlandt Manor and $1,688,000 in Flowerfield).

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

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $343,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

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

The entitlement costs from December 2013 through June 30, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $1,132,886.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision. In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the Pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. The subdivision application is now referred back to the Town of Smithtown Planning Board which is currently reviewing the Company’s application. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Town Board is a simple majority; had the Suffolk County Planning Commission approved the subdivision application with conditions, a supermajority would have been required for the Town of Smithtown’s Town Board to approve the Company’s subdivision application.

The details of the Company’s subdivision application are as follows:

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	18	Existing Industrial Park – Mixed Use	132,719 SFT
2	12	Catering Hall (sold in 2002)	34,685sft
3	6	Hotel with restaurant, Spa/fitness and conference center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
4	4	Medical Office /R&D Office building	53,400 sft
5	6	Medical Office/R&D Office building	76,350 sft
6	2	Assisted Living	104 units
7	3	Assisted Living	116 units
8	23	Common Area

In addition to lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses with in the overall Flowerfield campus landscape. The entitlement costs from December 2013 through June 30, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $1,511,424. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in an accretive manner that is economically advantageous to both the Company and the surrounding communities.

As envisioned in the chart above, the subdivision application will seek to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A. The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of the education of elementary and high school students. We believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

The Company’s subdivision application is expected to include proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the three proposed uses as market demand changes. The Company’s subdivision application includes perfecting the subdivision of the catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

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

Summary. The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the intended liquidation and dissolution of the Company. As referred to above, the Suffolk County Planning Commission voted on August 2, 2017 to approve the Company’s subdivision application without conditions. The application is now referred back to the Town of Smithtown, and will require approval of a simple majority of its Town Board for the Company to be able to proceed with its subdivision plan. The Town is now obligated to comply with the provisions of SEQRA in connection with its review of the subdivision application. The time period for the Town of Smithtown to complete its review of the subdivision application will not begin to run until the SEQRA process has been completed. The Company cannot predict with any reasonable degree of certainty the length of time it will take for the Town of Smithtown to complete the SEQRA process. The Company expects the process of pursuing entitlements, rezoning and density could take up to eighteen months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.

Health Care Industry

Tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement, or no replacement, of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

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

As of June 30, 2017 the average effective rental revenue per square foot adjusted for tenant improvements was $16.21 compared to $16.37 on December 31, 2016 adjusted for building sold during the six months ended June 30, 2017. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Transaction Summary for the Six Months Ended June 30, 2017

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2017.

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

Employment:

The Company and its Chief Executive Officer, Frederick C. Braun III, agreed in principle that Mr. Braun would separate from the Company, effective April 30, 2017. The decision to separate was a mutual one between the Company and Mr. Braun and made following discussions between the Board of Directors and management regarding the need for cost reductions. The Company filed a Current Report on Form 8-K on April 19, 2017, following the execution of a separation agreement with Mr. Braun dated April 6, 2017. The Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017.

Disposition Activity

Port Jefferson Professional Park:

On June 15, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for an aggregate purchase price of $2,000,000 pursuant to the previously announced Purchase and Sale Agreement dated as of March 30, 2017.

On May 23, 2017, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement to sell the real property known as 1 Medical Drive, Port Jefferson Station, New York for $800,000 , subject to an evaluation period that expired sixty days following signing (with an optional extension period of fifteen days which the purchaser had exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would have had the right to receive a refund of its $40,000 deposit. The Company closed on this transaction on August 4, 2017.

Investments

During the six months ended June 30, 2017, the Company sold 100% of its investments in mortgage backed securities for $3,983,562. The Company received principal payments during the six months ended June 30, 2017 of $129,587 from these investments.

Leasing

During the six months ended June 30, 2017, the Company executed four new leases comprising approximately 7,000 square feet, approximately $114,000 in annual revenue plus tenant reimbursements and total lease commitments of approximately $372,000. In addition, the Company executed thirteen renewals comprising approximately 15,000 square feet and approximately $256,000 in annual revenue.

The new lease and lease renewals signed during the six months ended June 30, 2017 included tenant allowances and rent abatements of approximately $48,000 and $15,000, respectively which were associated with total lease commitments of approximately $279,107. The Company incurred approximately $24,000 in lease commissions during the six months ended June 30, 2017.

Lease terminations/defaults

There were three terminations during the six-months ended June 30, 2017, comprising approximately 8,000 square feet and approximately $113,000 in annual revenue.

Retention Bonus Plan

Payments made during the six months ended June 30, 2017 under the Retention Bonus Plan relating to the sales of two buildings in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$155,318
Chief Executive Officer	40,000
Chief Operating Officer	37,000
Other Employees	6,634
Total	$238,952

Subsequent Events

Property Value Enhancements:

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve without conditions the Company’s subdivision application for its Flowerfield property. The subdivision application is now referred back to the Town of Smithtown Planning Board which is currently reviewing the Company’s application. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Town Board is a simple majority.

Dispositions:

On August 4, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the Purchase and Sale Agreement dated as of May 23, 2017.

Leasing:

Subsequent to June 30, 2017, the Company signed one new lease encompassing approximately 500 square feet and approximately $12,000 in annual revenue. There were five terminations encompassing approximately 9,600 square feet plus an outside parking lot and $285,000 in annual revenue.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets in liquidation.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation, which is currently anticipated to be completed by the end of 2018.  The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could take up to eighteen months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets in liquidation.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at June 30, 2017 would result in estimated liquidating distributions of approximately $17.87 per common share. This is a decrease of $0.09 from the December 31, 2016 net assets in liquidation of $17.96 per common share, adjusted for the $1.00 per share distribution declared in June 2017.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2017 cash balance of $7.3 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to maintain the net realizable value of the property at its estimated gross sales proceeds.

2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts and distributions announced but not yet paid.
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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.27 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs over the 18 months ended December 31, 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first six months of 2017, the Company incurred approximately $1.1 million of land entitlement costs, of which approximately $343,000 was for the purchase of a single-family residence on a 0.3-acre lot of adjacent land to the Cortlandt Manor Medical Center, inclusive of closing costs (see note 17). The Company believes the remaining balance of $2.27 million will be incurred from July 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of June 30, 2017 is predicated on current asset values and does not include any potential value impact that may result from the estimated $2.27 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2017 ($26,499,995) results in estimated liquidating distributions of approximately $17.87 per common share (1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the remaining $2.27 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the retention bonuses for the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of June 30, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2017 (dollars are in millions).

June 30, 2017 cash and investment balance	$7.3	(i)
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.9)	(ii)
Free cash flow from rental operations	1.3	(iii)
General and administrative expenses including final liquidation and dissolution	(3.8)	(iv)
Land entitlement costs in pursuit of the highest and best use	(2.3)	(v)
Gross real estate proceeds	29.1
Selling costs on real estate	(1.7)
Retention bonus plan for directors, officers and employees	(0.1)	(vi)
Severance	(0.5)
Directors and officers insurance (“D&O”) – tail policy	(0.4)
Distribution payable	(1.5)	(vii)
Net Assets in Liquidation	$26.5	(viii)

(i)	As of June 30, 2017 the Company had a cash and cash equivalent balance of $7.3.

(ii)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(0.9).

(iii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to maintain the properties at its current estimated market value will total $1.3.

(iv)

The General and Administrative expenses are estimated to be $3.8. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(v)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.3 million in costs over the 18-months ending December 31, 2018 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(vi)

The gross real estate proceeds do not include any value impact that may result from the estimated land entitlement costs. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) and accordingly the Company has not included any estimated bonuses on the sale of the Cortlandt Manor or Flowerfield properties. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of June 30, 2017, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the Cortlandt Manor and/or Flowerfield properties in accordance with the provisions of the retention bonus plan.

(vii)

On June 16, 2017, the Company declared a special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017. The special distribution consists of proceeds from the sale of 9 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Professional Park.

(viii)

The net assets in liquidation at June 30, 2017 would result in liquidating distributions of approximately $17.87 per Common Share ($26.5 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $2.27 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it has completed the disposition of all of its real property assets, has applied the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then has made liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the six-months ended June 30, 2017 which is discussed below:

Net assets in liquidation at January 1, 2017	$28,111,612
Changes in net assets in liquidation for the three months ended June 30, 2017:
Changes in market value of securities	25,918
Remeasurement of assets and liabilities in liquidation	(204,855)
Change in liquidation value of real estate	50,000
Net increase in net assets in liquidation	(128,937)
Liquidating distribution to shareholders	(1,482,680	)(a)
Total change in net assets in liquidation	(1,611,617)
Net assets in liquidation at June 30, 2017	$26,499,995
(a)

On June 16, 2017, the Company declared a special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017. The special distribution consists of proceeds from the sale of 9 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Professional Park.

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

As of June 30, 2017, the Company had cash and cash equivalents totaling approximately $7.3 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $7.3 million of cash will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of our properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $29.1 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.5 million.

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

The Company’s primary non-operating cashflows for the six months ended June 30, 2017 were as follows:

●	$1,857,978 in net proceeds from the sale of 9 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Professional Park.
●	$3,983,562 in net proceeds from the sale of 100% of the Company’s investment in mortgage backed securities.
●	$129,587 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the six months ended June 30, 2017 were as follows:

●	$567,470 of costs incurred in the pursuit of entitlements for the Cortlandt Manor property inclusive of the residential lot purchase of $343,000 (inclusive of selling costs).
●	$568,938 of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$258,699 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.

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

Dispositions:

Port Jefferson Professional Park

During the six months ended June 30, 2017, the Company entered into two Purchase and Sale Agreements as follows:

On March 30, 2017, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement to sell the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for $2,000,000, in the aggregate subject to an evaluation period that would have expired thirty days following signing (with an optional extension period of ten days which the purchaser had exercised), during which time the purchaser had the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would had the right to receive a refund of its $100,000 deposit. The Company closed on this transaction on June 15, 2017.

On May 23, 2017, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement to sell the real property known as 1 Medical Drive, Port Jefferson Station, New York for $800,000 , subject to an evaluation period that expired sixty days following signing (with an optional extension period of fifteen days which the purchaser had exercised), during which time the purchaser shall have the right to terminate the agreement by written notice to GSD Port Jefferson, for any reason or no reason, in which case the purchaser would have had the right to receive a refund of its $40,000 deposit. The Company closed on this transaction on August 4, 2017.

The Company has one remaining building (comprising approximately 3,500 square feet) within the same medical park which is being actively marketed for sale.

LIMITED PARTNERSHIP INVESTMENT

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”), which is in the process of liquidation. The proceeds, if any, that the Company may receive effectively reflect an illiquid receivable and therefore there is no net realizable value included in the Company’s Statements of Net Assets from this investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2017.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, the aggregate value, based on the 2016 appraisals, of the remaining unsold properties was $550,000 lower than the 2014 appraised values.

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

Items 2 through 5 are not applicable to the Company in the six months ended June 30, 2017.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4	Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCH XBRL Taxonomy Extension Schema (7)

101.CAL XBRL Taxonomy Extension Calculation (7)

101.DEF XBRL Taxonomy Extension Definition (7)

101.LAB XBRL Taxonomy Extension Labels (7)

101.PRE XBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed by Gyrodyne Company of America, Inc. with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed by Gyrodyne Company of America, Inc. with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(7)	Filed as part of this Report.

(8)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: August 10, 2017	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4	Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCH XBRL Taxonomy Extension Schema (7)

101.CAL XBRL Taxonomy Extension Calculation (7)

101.DEF XBRL Taxonomy Extension Definition (7)

101.LAB XBRL Taxonomy Extension Labels (7)

101.PRE XBRL Taxonomy Extension Presentation (7)

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed by Gyrodyne Company of America, Inc. with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed by Gyrodyne Company of America, Inc. with the Securities and Exchange Commission on June 18, 2008.

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