Form 10-Q
period 2017-09-30
Gyrodyne, LLC
filed 2017-11-09
CIK 1589061

    FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2017

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

On November 9, 2017, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Liquidation Basis)

	September 30,	December 31,
	2017 (Unaudited)	2016
ASSETS:
Real estate held for sale	$28,675,000	$31,025,000
Cash and cash equivalents	5,871,280	3,770,895
Investment in marketable securities	-	4,087,231
Rent receivable	97,244	23,096
Other receivables	60,593	81,693
Total Assets	$34,704,117	$38,987,915

LIABILITIES:
Accounts payable	$454,835	$416,226
Accrued liabilities	169,012	224,617
Deferred rent liability	41,670	27,487
Tenant security deposits payable	295,628	322,862
Estimated liquidation and operating costs net of receipts	7,751,147	9,885,111
Total Liabilities	8,712,292	10,876,303
Net assets in liquidation	$25,991,825	$28,111,612

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2017

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2016		$28,111,612
Changes in assets and liabilities in liquidation:

Change in liquidation value of real estate	450,000
Change in market value of securities	25,918
Remeasurement of assets and liabilities	(1,113,025)
Net decrease in liquidation value		(637,107)
Liquidating distributions to shareholders		(1,482,680)
Total changes in net assets in liquidation		(2,119,787)
Net assets in liquidation, at September 30, 2017		$25,991,825

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

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

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolve the Company. The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property (See Note 8), the Company owns one remaining medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) is individually held in a single asset LLC wholly owned by the Company.

2.     Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements will cost approximately $840,000 and that we will likely finance the cost of such tenant improvements with a credit facility, rather than using our cash on hand.  There can be no assurance that the Company will be able to secure financing on terms that are financially prudent, or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of any related financing.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated cash flow from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.0 million, without giving effect to any future distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.53 per share based on Gyrodyne, LLC having 1,482,680 common shares outstanding. These estimated distributions are based on values at September 30, 2017 and do not include any potential value that may be derived from the entitlement costs being incurred to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic, and the economy is volatile, the Company believes the estimated remaining entitlement costs of $2.04 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

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

4.     Basis of Quarterly Presentations

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2017.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

5.     Significant Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by the shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all of the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, consolidated statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying Statements of Net Assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be the end of 2018.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets.

The Company is pursuing value associated with the highest and best use for the Flowerfield property and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

6.     Statements of Net Assets (Liquidation Basis)

The Company reports its financial results on the Statements of Net Assets and the Statement of Changes in Net Assets, both of which track the Company’s estimated remaining liquidating distributions.

Net assets in liquidation at September 30, 2017 would result in estimated liquidating distributions of approximately $17.53 per common share. This is a decrease of $1.43 from the December 31, 2016 net assets in liquidation of $18.96 per common share which was mainly the result of a $1.00 per share special distribution declared on June 16, 2017 and paid on July 7, 2017 and the tenant improvements required for a lease expansion with an existing tenant in the industrial park.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although there can be no assurance that the liquidation process won’t end up taking longer to complete), excluding any interim distributions, is estimated based on the September 30, 2017 cash balance of $5.9 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at its estimated gross sales proceeds.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.04 million (included in the Statements of Net Assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs between October 2017 and the end of 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first nine months of 2017, the Company incurred approximately $1.4 million of land entitlement costs, of which approximately $343,000 was for the purchase of a single-family residence on a .3-acre lot of adjacent land to the Cortlandt Manor Medical Center, inclusive of closing costs. The Company believes the remaining balance of $2.04 million will be incurred from October 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may nevertheless entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016 (predicated on current asset values) does not include any potential value impact that may result from the estimated $2.04 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements will cost approximately $840,000 and that we will likely finance the cost of such tenant improvements with a credit facility, rather than using our cash on hand.  There can be no assurance that the Company will be able to secure financing on terms that are financially prudent, or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of any related financing.

The net assets in liquidation at September 30, 2017 and December 31, 2016 of $25,991,825 and $28,111,612, respectively, results in estimated liquidating distributions of approximately $17.53 and $18.96 per common share (based on 1,482,680 shares outstanding), respectively, based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the anticipated $2.04 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the bonuses that would be payable under the Company’s retention bonus plan in connection with the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of September 30, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2017 through September 30, 2017 is as follows:

	January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2017
Assets:
Estimated rents and reimbursements	$4,587,606	$(2,041,328)	$318,985	$2,865,263
Liabilities:
Property operating costs	(2,171,863)	1,146,190	(420,035)	(1,445,708)
Capital expenditures excluding land entitlement costs and land purchases	(840,000)	358,221	(955,710)	(1,437,489)
Land entitlement costs	(3,358,200)	1,374,255	(57,693)	(2,041,638)
Corporate expenditures	(6,225,694)	1,863,830	79,780	(4,282,084)
Selling costs on real estate assets	(1,861,500)	209,355	(68,355)	(1,720,500)
Retention bonus payments to Directors (a)	(234,632)	197,633	(6,498)	(43,497)
Retention bonus payments to Executives and other employees (a)	(126,340)	106,419	(3,499)	(23,420)
Less prepaid expenses and other assets	345,512	32,414	-	377,926
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,885,111)	$3,246,989	$(1,113,025)	$(7,751,147)

(a)  The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016, (predicated on current asset values) does not include any potential value impact that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Company’s retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) for the Flowerfield and Cortlandt Manor properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of estimated receipts.

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

On August 4, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the previously announced Purchase and Sale Agreement dated as of May 23, 2017.

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

The Company reviews its investments on a regular basis and adjusts the balance to fair value in the Consolidated Statement of Changes in Net Assets and Statements of Net Assets, accordingly.

The estimated net realizable value of investments in marketable securities available for sale as of December 31, 2016 was $4,087,231. The Company received principle payments of $129,587 prior to the sale of 100% of its investment in mortgage- backed securities for approximately $3,983,562 during the nine-months ended September 30, 2017.

The Company’s investment was in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2016, marketable securities based on amortized cost, reflected a yield of approximately 2%, had contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Footnote 15 – Fair Value of Financial Instruments. Prior to their sale, all securities were reported at fair value and the changes were reported in the statements of net assets and the statement of changes in net assets, accordingly.

10.     Income Taxes

Gyrodyne LLC is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on a Schedule K-1 to its members pro rata.  Flowerfield Properties, Inc. (“FPI”) is a wholly-owned subsidiary of the Company.  FPI is a “C” corporation and therefore any income generated by FPI is subject to a corporate level tax.

Under current law, when the IRS audits a partnership tax return, the IRS generally determines tax adjustments at the partnership level, but is required to collect any additional taxes, interest and penalties from each of the partners.

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed this procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any taxable year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning on or after January 1, 2018 will require Gyrodyne and, indirectly, its members, to bear any tax liability resulting from such audit, unless we elect, once the tax adjustments have been calculated at the Company level to “push out” such tax audit adjustments to those persons who were members of the Company during the taxable year(s) to which the tax liability relates, in which case an increased interest charge will be applied to the tax deficiency.

The nine months ended September 30, 2017 and the year ended December 31, 2016 Statements of Net assets include a tax benefit in other costs in excess of receipts comprised of Federal and State tax current receivables of $0 and $19,749, respectively, and the federal and state benefit of approximately $85,000 directly related to the potential net operating loss carryback benefit if The Grove does not make any future distribution. In the event distributions are received, the tax benefit would be reduced accordingly at an effective rate of 39%.

11.     Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. However, while the Company maintains bank account balances which at times exceed insured limits, the Company has not experienced any losses to date. Management does not believe significant credit risk existed at September 30, 2017 and December 31, 2016.

For the nine-months ended September 30, 2017 rental income from the three largest tenants represented approximately 16%, 10% and 8% of total rental income. The three largest tenants by revenue as of September 30, 2017 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and another tenant in the industrial park. The tenant in the industrial park that represents 8% of the total rental income terminated their lease as of August 31, 2017. The impact of which is included in the estimated liquidation and operating costs net of receipts. We expect to be increasing the space to be leased to the state agency which will increase the concentration of credit risk respectively.

12.     Commitments

Other commitments as of September 30, 2017 are summarized in the below:

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

Retention Bonus Plan- In May 2014, the Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the liquidation process. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property.

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

The bonus pool is distributable in the following proportions to the named participants in the Retention Bonus Plan for so long as they are directors or employees of the Company: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the Board of Directors of the Company or its successor in consultation with its President.

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

The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016, (predicated on current asset values) does not include any potential value impact that may result from the estimated land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on the Cortlandt Manor and Flowerfield properties and accordingly the Company has not included any retention bonuses on the respective property sales in the calculation of estimated costs in excess of receipts.

Payments made during the nine-months ended September 30, 2017 under the Retention Bonus Plan relating to the sales of three buildings in the Port Jefferson Professional Park were as follows:

Retention Bonus Plan Participants	Total
Board of Directors	$197,633
Chief Executive Officer	50,898
Chief Operating Officer	46,863
Other Employees	8,658
Total	$304,052

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

13.    Contingencies

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of Gyrodyne Company of America, Inc. (the “Corporation”)  filed a putative class action lawsuit against the Corporation and members of its Board of Directors (the "Individual Defendants"), and against Gyrodyne Special Distribution, LLC (“GSD”) and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action").  The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

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

As of September 30, 2017, the aggregate value, based on the 2016 appraisals, of the remaining unsold properties was $150,000 lower than the 2014 appraised values.

General

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company ’s financial statements.

14.     Recent Accounting Pronouncements

Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

15.    Fair Value of Financial Instruments

A ssets and Liabilities Measured at Fair-Value – The Company believes the concepts for determining net realizable value are consistent with the guidance for measuring fair value. As a result, the Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements.

The Company follows authoritative guidance on t he fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company adopted the liquidation basis of accounting, and therefore reports all assets and liabilities at net realizable value.

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

During the nine-months ended September 30, 2017, the company received $4,113,149 through principal debt service and the sale of 100% of its investment in mortgage backed securities which exceeded the net realizable value of the Company’s investment in marketable securities as of December 31, 2016 of $4,087,231. The Company’s investments in marketable securities were limited to mortgage backed securities which had either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The net realizable values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the net realizable value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the net realizable value of these securities is included in the Level 2 fair value hierarchy.

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

The following table presents the Company's assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$28,675,000	$—	$—	$28,675,000

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

17.    Subsequent Events

Amendment to Advisory Agreement:

On November 7, 2017, the Company entered into an amendment to the board adviser agreement dated May 24, 2016 (the “Adviser Agreement”) between the Company and Jad Fakhry, Manager of Poplar Point Capital Management, LLC, Gyrodyne’s largest shareholder. The amendment (i) extends the expiration date of the Adviser Agreement from November 24, 2017 to November 24, 2018, (ii) expands the scope of Mr. Fakhry’s duties to include attendance at all Board meetings to which he is invited to attend, consulting with management and the Board on an as needed basis and advising the Board on the strategic process of liquidating the Company and maximizing shareholder value at any board meetings he is invited to attend, and (iii) increases Mr. Fakhry’s advisory fee from $2,500 to $7,500 per quarter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2017.

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

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time and then dissolving the Company. The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 and December 31, 2016 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion, and will depend in part upon the ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property (See Note 8), the Company owns one remaining medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. The medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process within a reasonable period of time. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan consists of:

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2018, and giving effect to the estimated cash flow from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.0 million, prior to any future distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.53 per share based on Gyrodyne LLC, having 1,482,680 common shares outstanding. These estimated distributions are based on values at September 30, 2017 (predicated on current asset values) does not include any potential value that may be derived from the entitlement costs being incurred to maximize the value on Flowerfield and Cortlandt Manor. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. While the real estate market is dynamic, and the economy is volatile, the Company believes the estimated remaining entitlement costs of $2.04 million will improve the estimated distributions versus selling the real estate under its current zoning and entitlements.

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

On August 4, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the previously announced Purchase and Sale Agreement dated as of May 23, 2017.

Following the sales indicated above, the Company has one remaining building (comprising approximately 3,500 square feet in total) within the same medical park which is being actively marketed for sale.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor. During the nine months ending September 30, 2017, the Company incurred $1.4 million of land entitlement costs, of which approximately $343,000 was for the purchase, inclusive of closing costs, of a residential 0.3-acre lot adjacent to the Cortlandt Manor Medical Center. The balance was mainly attributable to preparing the respective applications for entitlements inclusive of certain costs related to addressing the State Environmental Quality Review Act (“SEQRA”). The preparation of the application is the first statutory step with each respective town, of our strategic plan to maximize the value to our shareholders with a low amount of risk. We anticipate that the acquired land will enhance the achievable density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $2.04 million in additional land entitlement costs through 2018 in pursuit of special permits and or zone changes (approximately $554,000 in Cortlandt Manor and $1,487,000 in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately two years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

The entitlement costs from December 2013 through September 30, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $1,170,706.

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

In addition to lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses with in the overall Flowerfield campus landscape. The entitlement costs from December 2013 through September 30, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and real estate taxes totaling $1, 711,452. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

In accordance with the draft Smithtown Comprehensive Plan Update, the new additions to the Flowerfield campus would be focused on uses supportive and beneficial to Stony Brook University (SBU), namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities. Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergy between Flowerfield and SBU.

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

Summary. The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the intended liquidation and dissolution of the Company. As referred to above, the Suffolk County Planning Commission voted on August 2, 2017 to approve the Company’s subdivision application without conditions. The application is now referred back to the Town of Smithtown, and will require approval of a simple majority of its Town Board for the Company to be able to proceed with its subdivision plan. The Town is now obligated to comply with the provisions of SEQRA in connection with its review of the subdivision application. The time period for the Town of Smithtown to complete its review of the subdivision application will not begin to run until the SEQRA process has been completed. The Company cannot predict with any reasonable degree of certainty the length of time it will take for the Town of Smithtown to complete the SEQRA process. The Company expects the process of pursuing entitlements, rezoning and density could take up to an additional fifteen months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.

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

As of September 30, 2017 the average effective rental revenue per square foot adjusted for tenant improvements was $16.13 compared to $16.37 on December 31, 2016 adjusted for buildings sold during the nine-months ended September 30, 2017. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Transaction Summary for the Nine Months Ended September 30, 2017

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2017.

Acquisition Activity

Acquisition:

On April 20, 2017 the Company closed on the purchase of a single family residential building on approximately 0.3 acres bordering the Cortlandt Manor Medical Center for approximately $343,000 inclusive of closing costs. The Company believes the property may provide additional vehicular access to its Cortlandt Manor property from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective.

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

On August 4, 2017, Gyrodyne, LLC, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the previously announced Purchase and Sale Agreement dated as of May 23, 2017.

Investments

During the nine months ended September 30, 2017, the Company sold 100% of its investments in mortgage backed securities for $3,983,562. The Company received principal payments during the nine months ended September 30, 2017 of $129,587 from these investments.

Leasing

During the nine-months ended September 30, 2017, the Company executed five new leases comprising approximately 7,500 square feet, approximately $126,000 in annual revenue plus tenant reimbursements and total lease commitments of approximately $408,000. In addition, the Company executed fifteen renewals comprising approximately 17,100 square feet and approximately $280,500 in annual revenue.

The new lease and lease renewals signed during the nine-months ended September 30, 2017 included tenant allowances and rent abatements of approximately $48,000 and $16,000, respectively which were associated with total lease commitments of approximately $315,000. The Company incurred approximately $27,000 in lease commissions during the nine months ended September 30, 2017.

Lease terminations/defaults

There were eleven terminations during the nine-months ended September 30, 2017, comprising approximately 19,000 square feet and approximately $437,000 in annual revenue.

Retention Bonus Plan

Payments made during the nine-months ended September 30, 2017 under the Retention Bonus Plan relating to the sales of three buildings in the Port Jefferson Professional Park were as follows:

Retention Bonus Plan Participants	Total
Board of Directors	$197,633
Chief Executive Officer	50,898
Chief Operating Officer	46,863
Other Employees	8,658
Total	$304,052

Subsequent Events

Amendment to Advisory Agreement:

On November 7, 2017, the Company entered into an amendment to the board adviser agreement dated May 24, 2016 (the “Adviser Agreement”) between the Company and Jad Fakhry, Manager of Poplar Point Capital Management, LLC, Gyrodyne’s largest shareholder.  The amendment (i) extends the expiration date of the Adviser Agreement from November 24, 2017 to November 24, 2018, (ii) expands the scope of Mr. Fakhry’s duties to include attendance at all Board meetings to which he is invited to attend, consulting with management and the Board on an as needed basis and advising the Board on the strategic process of liquidating the Company and maximizing shareholder value at any board meetings he is invited to attend, and (iii) increases Mr. Fakhry’s advisory fee from $2,500 to $7,500 per quarter.

Critical Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by the shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all of the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne, LLC and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value.  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2018.  The Company has begun the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could take up to an additional fifteen months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

The Company is pursuing value associated with the highest and best use for the Flowerfield property and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets in liquidation.

The Company ’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2018. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions for the operations of any entity included in the consolidated statements of net assets. The Company’s open tax years are 2014, 2015 and 2016.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at September 30, 2017 would result in estimated liquidating distributions of approximately $17.53 per common share. This is a decrease of $1.43 from the December 31, 2016 net assets in liquidation of $18.96 per common share, adjusted for the $1.00 per share distribution declared in June 2017 and the tenant improvements required for a lease expansion with an existing tenant in the industrial park.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2018, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2017 cash balance of $5.9 million plus adjustments for the following items which are estimated through December 31, 2018:

1.

Adjustments for the estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at its estimated gross sales proceeds.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.04 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 7) in land entitlement costs over the 15 months ended December 31, 2018, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the first nine months of 2017, the Company incurred approximately $1.4 million of land entitlement costs, of which approximately $343,000 was for the purchase of a single-family residence on a 0.3-acre lot of adjacent land to the Cortlandt Manor Medical Center, inclusive of closing costs. The Company believes the remaining balance of $2.04 million will be incurred from October 2017 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of September 30, 2017 (predicated on current asset values) does not include any potential value impact that may result from the estimated $2.04 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements will cost approximately $840,000 and that we will likely finance the cost of such tenant improvements with a credit facility, rather than using our cash on hand.  There can be no assurance that the Company will be able to secure financing on terms that are financially prudent, or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of any related financing.

The net assets in liquidation at September 30, 2017 ($25,991,825) results in estimated liquidating distributions of approximately $17.53 per common share (1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from the remaining $2.04 million in land entitlement costs. Neither the additional value that may be derived from the land entitlement costs, nor the retention bonuses for the sale of the Flowerfield and Cortlandt Manor properties are included in the estimated liquidating distributions as of September 30, 2017 and December 31, 2016. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2017 (dollars are in millions).

September 30, 2017 cash and cash equivalents balance	$5.87
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.76)	(i)
Free cash flow from rental operations	0.15	(ii)
General and administrative expenses including final liquidation and dissolution	(3.24)	(iii)
Land entitlement costs in pursuit of the highest and best use	(2.04)	(iv)
Gross real estate proceeds	28.68
Selling costs on real estate	(1.72)
Retention bonus plan for directors, officers and employees	(0.07)	(v)
Severance	(0.46)
Directors and officers insurance (“D&O”) – tail policy	(0.41)
Other	(0.01)
Net Assets in Liquidation	$25.99	(vi)

(i)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(0.76).
(ii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.15.

(iii)

The General and Administrative expenses are estimated to be $3.24. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.04 million in costs over the 15-months ending December 31, 2018 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The gross real estate proceeds do not include any value impact that may result from the estimated land entitlement costs. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) and accordingly the Company has not included any estimated bonuses on the sale of the Cortlandt Manor or Flowerfield properties. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of September 30, 2017, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the Cortlandt Manor and/or Flowerfield properties in accordance with the provisions of the retention bonus plan.

(vi)

The net assets in liquidation at September 30, 2017 would result in liquidating distributions of approximately $17.53 per Common Share ($25.99 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $2.04 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the nine-months ended September 30, 2017 which is discussed below:

Net assets in liquidation at January 1, 2017		$28,111,612
Changes in net assets in liquidation for the nine-months ended September 30, 2017:
Changes in market value of securities		25,918
Remeasurement of assets and liabilities in liquidation		(1,113,025)
Change in liquidation value of real estate		450,000
Net increase in net assets in liquidation		(637,107)
Liquidating distribution to shareholders	(1,482,680	)(a)
Total change in net assets in liquidation		(2,119,787)
Net assets in liquidation at September 30, 2017		$25,991,825

(a)

On June 16, 2017, the Company declared a special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017. The special distribution consisted of proceeds from the sale of 9 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Professional Park.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue our plan to sell our properties opportunistically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our statement of net assets through cash flow management of our tenant leases, maintaining or improving occupancy, and enhance the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated Change in zone/entitlements.

As the Company executes on the sale of assets, it will no less than annually, review its capital needs and declare and distribute dividends of any excess cash, accordingly. Upon completion of these activities, if successful, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from NASDAQ or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

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

As of September 30, 2017, the Company had cash and cash equivalents totaling approximately $5.9 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $5.9 million of cash will be partially used to fund the pursuit of the highest and best use of its Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of our properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. The Company estimated and reported in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $28.7 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.0 million.

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

The Company’s primary non-operating cashflows for the nine months ended September 30, 2017 were as follows:

●	$2,590,645 in net proceeds from the sale of buildings located at 9 and 1 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Professional Park.
●	$3,983,562 in net proceeds from the sale of 100% of the Company’s investment in mortgage backed securities.
●	$129,587 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the nine months ended September 30, 2017 were as follows:

●	$605,290 of costs incurred in the pursuit of entitlements for the Cortlandt Manor property inclusive of the residential lot purchase of $343,000 (inclusive of closing costs).
●	$768,965 of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$358,221 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. The Company believes that the planned tenant improvements will cost approximately $840,000 and that we will likely finance the cost of such tenant improvements with a credit facility, rather than using our cash on hand.  There can be no assurance that the Company will be able to secure financing on terms that are financially prudent, or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of any related financing.

Acquisitions:

On April 20, 2017, the Company closed on the purchase and sale agreement dated March 13, 2017, on a 1,950-square foot house (0.3-acre lot), in Cortlandt Manor, for approximately $343,000, inclusive of closing costs. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase yield in a manner that is cost effective.

Dispositions:

Port Jefferson Professional Park

During the nine months ended September 30, 2017, the Company entered into and closed on two Purchase and Sale Agreements as follows:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2017.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, the aggregate value, based on the 2016 appraisals, of the remaining unsold properties was $150,000 lower than the 2014 appraised values.

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

Items 2 through 5 are not applicable to the Company in the nine months ended September 30, 2017.

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

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(8)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: November 9, 2017	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

3.3	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (3)

3.4

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.5	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (4)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(8)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.