Form 10-K
period 2017-12-31
Gyrodyne, LLC
filed 2018-03-29
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2017 was $14,577,366. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 28, 2018, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

 PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company, and except where the reference relates to periods prior to September 1, 2015 (i.e., prior to the consummation of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC) in which case the term relates to Gyrodyne Company of America, Inc. and all entities owned or controlled by it. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2017. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC except where the reference relates to periods prior to September 1, 2015 in which case it relates to the Board of Directors of Gyrodyne Company of America, Inc.

All references to 2017 and 2016 refer to our fiscal years ended or the dates, as the context requires, December 31, 2017 and December 31, 2016, respectively.

Item 1. Business.

Description of the Company's Business

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a geographically diverse portfolio of medical office and industrial properties and the pursuit of entitlement/re-zoning on the properties located in Suffolk and Westchester Counties, New York.

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

The Company manages its business as one operating segment.  The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under current entitlements) that will maximize distributions to our shareholders during the liquidation process and then dissolve the Company.  The value of the real estate reported in the Statement of Net Assets as of December 31, 2017 (predicated on current asset values), does not include any potential value impact that may result from such value enhancement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through December 31, 2017, the Company owns one medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York.  Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly owned by the Company.

Properties Sold

Port Jefferson Professional Park. During the years ended December 31, 2017 and 2016, the Company sold three buildings and five buildings, respectively, (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2017	2016
5380 Nesconset Highway and 9 Medical Drive	June 15, 2017	$2,000,000
1 Medical Drive	August 4, 2017	800,000
6 Medical Drive	January 2016		850,000
8 Medical Drive	June 2016		820,000
4 Medical Drive	July 2016		900,000
3 Medical Drive	August 2016		876,000
2 Medical Drive	September 2016		800,000
Total		$2,800,000	$4,246,000

Following the sales indicated above, the Company has one remaining building (comprising approximately 3,500 square feet in total) in the same medical park which is being actively marketed for sale.

Fairfax Medical Center. On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  To accomplish this, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the entitlement/re-zoning efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement/re-zoning process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statement of Net Assets as of December 31, 2017 (predicated on current asset values), does not include any potential value impact that may result from such value enhancement efforts. Our efforts to generate the highest values of Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlement and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law.  However, in the event of the sale of individual properties, that do not constitute substantially all of the Company’s assets, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties.  Assuming the liquidation process continues through the end of 2019 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.6 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets.  Such cash would equate to future liquidating distributions of $17.97 per share based on Gyrodyne, having 1,482,680 common shares outstanding.  These estimated distributions are based on values at December 31, 2017 and do not include any potential value that may be derived from the entitlement costs being incurred to maximize the value of Flowerfield and Cortlandt Manor.  While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the estimated $2.5 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Statement of Net Assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement/re-zoning process and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement/re-zoning costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor.  During the year ended December 31, 2017, the Company incurred $1.7 million of land entitlement/re-zoning costs, of which approximately $353,000 (inclusive of closing costs) was for the purchase of a residential 0.3-acre lot adjacent to the Cortlandt Manor Medical Center.  The balance is mainly attributable to market analysis and feasibility studies inclusive of traffic studies to support the Company’s respective entitlement/zoning efforts.  Although there can be no assurances, we anticipate that the acquired land will enhance the achievable development density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $2.5 million in additional land entitlement/re-zoning costs through 2019 in pursuit of entitlements (approximately $0.6 million in Cortlandt Manor and $1.9 million in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement process. While the real estate market is dynamic, the economy is uncertain and there can be no assurances, we anticipate that these expenditures will result in higher sale prices of the properties and larger liquidating distributions to our shareholders than could otherwise be achievable.

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

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $353,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which, although there can be no assurances, the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

The Company filed an application with the Town of Cortlandt Manor to develop the Cortlandt Manor property, on March 31, 2017, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working closely with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision on the MOD. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred among the three proposed uses as market demand changes.

The entitlement/re-zoning costs from December 2013 through December 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions totaling $1,302,284.

As a property owner with eligible parcels in this proposed district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office and residential use and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

We anticipate the Town of Cortlandt Manor Planning Department to host a public hearing (community outreach meeting) in June, 2018, at which the Company will present its development plan for the Cortlandt Manor property, and after which the Town Planning Board will formally issue a positive or negative ruling under the State Environmental Quality Review Act (“SEQRA”).  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Planning Board is a simple majority; had the Suffolk County Planning Commission approved the subdivision application with conditions, a supermajority would have been required for the Town of Smithtown’s Planning Board to approve the Company’s subdivision application.

On November 15, 2017, the Town of Smithtown Planning Board hosted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  The Company awaits the Planning Board’s Determination of Significance under SEQRA, which will either be a Negative Declaration (a determination that the project will not result in significant adverse environmental impacts), a Conditioned Negative Declaration (a determination that the project may have potentially significant adverse environmental impacts which can be eliminated or mitigated by conditions imposed by the Planning Board) or a Positive Declaration (the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement).  The former Town Plan Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.  The Company has already submitted various studies to the Town of Smithtown Planning Department prior to the public hearing that it hopes will reduce the time frame to complete the SEQRA process in the event a Positive Declaration is issued. In addition, the Company believes the new Town Planning Board Chairman is more aligned with the newly elected current Town Supervisor’s support of economic development which may serve to narrow the time to complete the SEQRA process.  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company.

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

In addition to the common area within Lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses within the overall Flowerfield campus landscape.  The entitlement costs from December 2013 through December 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys totaling $1,923,740. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that is economically advantageous to the Company.

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

The Company’s subdivision application is expected to include proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density.  Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the proposed uses as market demand changes.  The Company’s subdivision application includes perfecting the subdivision of the catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

In accordance with the draft Smithtown Comprehensive Plan Update, the new additions to the Flowerfield campus would be focused on uses supportive and beneficial to Stony Brook University (SBU), inclusive of Stony Brook University Hospital, namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities.  Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU.

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

Summary.  The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process involves extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices than otherwise obtainable and then proceed with the intended liquidation and dissolution of the Company.  As referred to above, the Suffolk County Planning Commission voted on August 2, 2017 to approve the Company’s subdivision application without conditions.  Accordingly, the application will require approval of a simple majority, and not a supermajority, of the Town Board for the Company to be able to proceed with its subdivision plan.  The Town is now obligated to comply with the provisions of SEQRA in connection with its review of the subdivision application.  The time period for the Town of Smithtown to complete its review of the subdivision application will not begin to run until the SEQRA process has been completed.  The Company cannot predict with any reasonable degree of certainty the length of time it will take for the Town of Smithtown to complete the SEQRA process.  The Company expects the process of pursuing entitlements, rezoning and density could take up to an additional two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. During this process, the subdivision plan could be amended depending on market forces.

Flowerfield Industrial Park Value Enhancement Strategy. The Company’s primary strategy is to pursue the entitlements. In addition, the Company is also implementing a secondary but parallel strategy of maximizing the value of the Flowerfield Industrial Park’s current buildings through targeting certain uses which the Company also believes will help maximize the achievable density from the entitlements it is pursuing on the undeveloped property.

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the park’s industrial buildings to service Stony Brook University, inclusive of Stony Brook University Hospital, while also making it a cultural destination (arts, health and wellness center) for the community.  The Company believes this strategy will enhance the value of the entitlements (via a lower traffic impact versus its historical use) while also increasing the cashflow and market value of the industrial buildings.

Our business relationship with Stony Brook University is expanding.  Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018)  for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025.  The lease amendment obligates the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the buildout of the additional space, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7 year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of up to $1.1 million will be used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to a lease with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements.  The loan is financing the Company’s secondary but dual strategy of maximizing the value of the Flowerfield.

Health Care Industry

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. Furthermore, the Company is repositioning the industrial buildings, in the Flowerfield Industrial Park, to expand and support Stony Brook University and Stony Brook University Hospital.  The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our medical office properties.

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2018. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

Our tenants are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Real Estate

The Company owns properties in St. James, Port Jefferson Station and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 68-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. Gyrodyne currently has 130,533 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2017, there were 28 tenants, comprising 38 leases and 2 long-term tenants under month-to-month commitments. The annual base rent at Flowerfield based on the rates in effect as of December 2017 is $1,132,974 which included month-to-month annualized base rent of $8,211 on 1,208 square feet. The occupancy rate was 61% as of December 31, 2017.

As discussed under Property Value Enhancements, new additions to the Flowerfield campus would be focused on uses supportive and beneficial to SBU, namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities.  Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU.  Consistent with this strategy, the Company is repositioning the industrial buildings to expand and support Stony Brook University.  Through the end of the first quarter of 2018, the Company expanded its leasing relationship with SBU from 16,420 square feet to 29,246 square feet or approximately 22% of the Flowerfield Industrial buildings rentable square feet.  Furthermore, the company is actively discussing with SBU how Flowerfield could further support the needs of SBU.

Port Jefferson Station, New York. On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, and situated on 5.16 acres with 39,329 square feet of rentable space. During the Company’s plan of liquidation, it has sold nine of the ten buildings comprising approximately 36,000 square feet. During the year ended December 31, 2017, the Company sold three buildings (comprising approximately 11,000 square feet) for $2.8 million, five buildings in 2016 (comprising approximately 20,000 square feet) for $4,246,000 and one building in 2015 (comprising approximately 4,000 square feet) for $760,000. Subsequent to December 31, 2017, the Company continues to actively market the one remaining building. As of December 31, 2017, there were 3 tenants, comprising 3 leases. The annual base rent based on the rates in effect as of December 2017 is $80,062. The occupancy rate was 100% as of December 31, 2017.

Cortlandt Manor, New York. On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. As of December 31, 2017, there were 9 tenants, comprising 13 leases. The annual base rent based on the rates in effect as of December 2017, is approximately $845,000. The property was 96% occupied as of December 31, 2017. Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

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

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of 2,450 square feet of rentable space on 1.6 acres. This property is adjacent to the 1.43-acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the New York Presbyterian Hudson Valley Hospital Center in addition to the 5.01-acre Cortlandt Medical Center site. The property was 100% occupied as of December 31, 2017, by two tenants with a total annual base rent of $33,600.

In March 2016, the Company acquired a four-acre undeveloped lot in Cortlandt Manor for $210,000, inclusive of closing costs, which the Company believes is synergistic to maximizing the value on that property.

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $353,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

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

Limited Partnership Investment in Callery-Judge Grove, L.P.

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”).  The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development.  On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”) pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself.  During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment (in lieu of being required to make payments on the sale of individual units or the property itself) by Minto to the Grove of $1,968,750.  The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash would be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million.   In light of the foregoing, Gyrodyne believes that the Grove will most likely not receive any additional payments from Minto beyond the aforementioned $1,968,750.  Inasmuch as the Grove’s obligations to certain limited partners exceeded the payment it received from Minto, it is unlikely that Gyrodyne could expect to receive any final liquidating distribution from the Grove.

Tax Status

Gyrodyne is structured as a limited liability company. Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on a Schedule K-1 to its members pro rata.  Flowerfield Properties, Inc. (“FPI”) is a wholly-owned subsidiary of the Company.  FPI is a “C” corporation and therefore any income generated by FPI is subject to a corporate level tax.  The Company’s investment in the Grove is held in FPI.

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

Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules. For example, the top federal income tax rate for individuals is reduced to 37%, there is a new deduction available for certain Qualified Business Income, that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the new legislation.

The December 31, 2017 and 2016 Statements of Net Assets include a tax benefit comprised of federal and state tax current receivables of $12,544 and $32,293, respectively, and the federal and state benefit of approximately $73,000 and $85,000, respectively, directly related to the potential net operating loss carryback benefit from it’s investment in the Grove.  The Company does not expect to receive any further distributions from the Grove.  As a result, the Company received a tax refund of $73,085 (the aforementioned tax benefit) in early 2018 following its filing of the net operating loss carryback claim.

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

Extending Lease Maturities. We seek to extend leases in advance of expirations to achieve high occupancy levels. Additionally, our strategy includes expanding our leasing relationship with Stony Brook University and New York Presbyterian Hudson Valley Medical center which we believe will enhance the value of the existing buildings as well as the entitlements being pursued.

Financing Strategy

The Company believes it is currently well capitalized with adequate cash levels to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making liquidating distributions to our shareholders. The Company focuses its available capital to operate the Company and pursue the entitlements/re-zoning strategy.

Debt Facility. To finance the buildout of the SBU expansion, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7 year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of up to $1.1 million will be used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to a lease with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Special Distributions.  On May 26, 2016, the Company declared a non-recurring special cash distribution on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. Nasdaq set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash distribution on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016.

On June 16, 2017, the Company declared a special cash distribution on the Company’s shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable on July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

Environmental Matters

In connection with the conduct of our business, we may order, on any of our properties, a Phase 1 environmental report and, when necessary, a Phase 2 environmental report.  Based on a review of such reports, and our ongoing review of each of our properties, as of the date of this report, we are not aware of any environmental condition with respect to any of the properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations.   There can be no assurance that (i) changes in law, (ii) the conduct of tenants, (iii) activities related to properties in the surrounding area, (iv) contamination through the water table due to the low elevation and immediate proximity of the industrial park to the Long Island Sound or (v) the discovery of environmental conditions the extent or severity of which were unknown, will not expose us to material liability in the future.

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

Major Tenants

For the year ended December 31, 2017, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2017) from the three largest tenants represented approximately 16%, 11% and 6% of total rental income.

The three largest tenants by revenue as of December 31, 2017, consist of Stony Brook University Hospital, located in the industrial park, another tenant in the industrial park (which vacated in August 2017) and a medical tenant in the Cortlandt Manor Medical Center. We recently entered into an amendment to the existing lease with Stony Brook University Hospital for a 93% expansion of its currently leased space. The space covered by the amended lease would constitute approximately 19.3% of our annual rental revenue for 2018.

For the year ended December 31, 2016, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2017) from the three largest tenants represented approximately 15%, 11% and 10% of total rental income.

The three largest tenants by revenue as of December 31, 2016, consisted of a state agency located in the industrial park, another tenant in the industrial park (which vacated in August 2017) and a medical tenant in the Cortlandt Manor Medical Center.

The current economic challenges facing state and local budgets impacted 2 of the 3 largest tenants. One of these tenants has recently agreed to amend its existing lease with us, including a seven-year extension of lease term and a 93% expansion of the existing space with a 23.3% reduction in rental rate per square foot. There can be no assurance that the remaining leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

Fiscal Year 2017 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2017.

Financing Activity. On June 16, 2017, the Company declared a special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

Acquisition Activity. On April 20, 2017, the Company closed on the purchase of a single family residential building on approximately 0.3 acres bordering the Cortlandt Manor Medical Center for approximately $353,000 inclusive of closing costs. The Company believes the property may provide additional vehicular access to its Cortlandt Manor property from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective.

Disposition Activity. On June 15, 2017, Gyrodyne, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the two buildings located at 9 Medical Drive and 5380 Nesconset Highway, respectively, in the Port Jefferson Professional Park for an aggregate purchase price of $2,000,000 pursuant to the previously announced Purchase and Sale Agreement dated as of March 30, 2017.

On August 4, 2017, Gyrodyne, through its wholly owned subsidiary GSD Port Jefferson, LLC, completed the sale of the building located at 1 Medical Drive in the Port Jefferson Professional Park for a purchase price of $800,000 pursuant to the previously announced Purchase and Sale Agreement dated as of May 23, 2017.

The Company has one remaining buildings in the Port Jefferson Professional Park, comprising approximately 3,500 square which is being actively marketed for sale.

Investments. During 2017 the market experienced a significant increase in interest rates that continued into the first quarter of 2018. During the twelve months ended December 31, 2017, and prior to the substantial increase in interest rates, the Company sold 100% of its investments in mortgage backed securities for $3,983,562. The Company received principal payments during the twelve months ended December 31, 2017 of $129,587 from these investments.

Leasing Activity. During 2017, the Company signed seven new leases comprising annual base rent of approximately $191,400, excluding tenant reimbursements, at an average rate per square foot of $17.06, which were offset by fourteen terminations comprising approximately $474,400 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $20.51. The net impact was a decrease in annual lease commitments and rented square footage of approximately $283,000 and approximately 12,000 square feet, respectively. A total of sixteen lease renewals were signed during 2017 comprising approximately 18,500 square feet, $322,000 in annual revenue and $829,000 in total commitments. The aforementioned leasing activity by asset type is as follows:

●

Medical Parks – During 2017 we entered into three new leases in our medical parks encompassing approximately 4,000 square feet, $105,700 in annual rent and total lease commitments over the term of such leases of approximately $394,000. We also renewed four leases comprising approximately 7,000 square feet, $200,000 in annual revenues and total lease commitments of approximately $679,500.

●

Industrial Park – During 2017, we entered into four new leases in the Flowerfield industrial park encompassing approximately 7,000 square feet and $85,700 in annual revenue and total lease commitments of approximately $261,000. We also renewed twelve leases comprising approximately 11,000 square feet, $122,000 in annual revenue and total lease commitments of approximately $149,500.

None of the above leasing activity relate to buildings sold during 2017. As a result, the aforementioned activity is the same on a proforma basis to exclude assets sold.

Retention Bonus Plan

As a result of the determination by the Corporation’s Board of Directors in September 2013 that it was in the best interests of the Corporation and its shareholders to pursue the actual disposition of the its remaining assets, the Company’s properties have been and will continue to be managed and marketed in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, the Corporation’s Board of Directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors, officers and employees determined by the date of sale and a percentage of the excess of gross sales proceeds from the sale of each property over the designated appraised value.

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

On May 24, 2016, the Company’s Board of Directors amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the appraised value of the property in calculating appreciation for the purpose of determining the bonus pool. The foregoing change was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

On January 26, 2018, the Board of Directors of the Company approved Amendment No. 2 to its Retention Bonus Plan (the “Plan Amendment”). The Plan Amendment provides for (i) vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor, (ii) entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, and (iii) clarification of how development costs are calculated. As to any of the events referred to in clause (ii) above, a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event. The Plan Amendment does not have the effect of increasing the size of the participant pool, but rather only how benefits are divided among plan participants.

The value of the real estate reported in the Statement of Net Assets as of December 31, 2017, does not include the increase in value that may result from the estimated land entitlement costs. As a result, the value reported does not exceed the adjusted appraised value under the Retention Bonus Plan on certain properties and accordingly the Company has not included any estimated retention bonuses on the sales of such properties.

Payments made during the twelve months ended December 31, 2017 under the Retention Bonus Plan relating to the sales of three buildings in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICIPANTS	Total
Board of Directors	$197,633
Chief Operating Officer	46,863
Chief Executive Officer	50,898
Other Employees	8,658
Total	$304,052

Taxes attributable to the taxable REIT subsidiary

Taxes attributable to the limited partnership investment in The Grove.  As of December 31, 2017, FPI has a deferred tax benefit of $73,085 reflecting taxes paid on income recognized for tax but not for book purposes.  The Company does not expect to receive any further distributions from the Grove.  As a result, the Company received a tax refund of $73,085 (the aforementioned tax benefit) in early 2018 following its filing of the net operating loss carryback claim.

Subsequent Business Events

Leasing Activity. Subsequent to December 31, 2017, the Company signed three new leases and lease extensions comprising approximately 3,300 square feet, $45,000 in annual revenue and $60,000 in total lease commitments. Additionally, the Company signed one expansion and one reduction comprising net increase of approximately 10,500 square feet, $82,000 in annual revenue and $3,200,000 in total lease commitments.

Subsequent to December 31, 2017, the Company has experienced two lease terminations comprising approximately 1,600 square feet with approximately $14,000 in annual revenue.

Debt Facility. To finance the buildout of the SBU expansion, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7 year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of up to $1.1 million will be used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to a lease with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements. The loan is financing the Company’s secondary but dual strategy of maximizing the value of the Flowerfield.

Employees

As of December 31, 2017 and 2016 we had 4 employees and 6 employees, respectively. The number of employees was reduced to five following the separation of Frederick C. Braun III from the Company which was mutually agreed upon and effective April 30, 2017. The Company reduced staff in late 2017 to right size the Company based on its forecasted needs during the balance of the business plan of liquidation.

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

Item 1A. Risk Factors.

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

Our assets consist substantially of real properties which are relatively illiquid assets. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and liquidation of all our properties by the end of 2019.  However, the illiquid nature of real estate and the short timeframe that we have chosen to complete the pre-development value enhancement and liquidation process could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and liquidation objectives.

If our land entitlement and liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our shareholders may be delayed or reduced.

The Company estimates that it may incur approximately $2.5 million in additional land entitlement costs through 2019 to continue pre-development property value enhancement efforts, including the pursuit of entitlements, zoning changes and special permits. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during the process of value enhancement and liquidation. After we complete the sale of all our real properties, we will apply the proceeds of such dispositions first to settle any claims against Gyrodyne and then to make liquidating distributions to holders of Gyrodyne common shares. Before making liquidating distributions on our common shares, we will need to pay or arrange for the payment of all our transaction costs incurred on the sales of our properties, including enhancements of certain properties, and all valid claims of our creditors, including obligations under our Retention Bonus Plan. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of common shares may be delayed or reduced.

Stipulation of Settlement prohibits us from selling our remaining properties at prices below December 2014 appraised values.

On July 3, 2014, a purported shareholder of the Corporation filed a putative class action lawsuit against the Company, the Corporation, GSD and members of our Board of Directors (the "Action"). The complaint alleged, among other things, that (i) our directors breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) the Corporation and the directors breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger. On August 14, 2015, the parties to the Action entered a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the court's approval.  Under the Settlement, Gyrodyne amended its proxy statement relating to the Merger with certain supplemental disclosures and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2017, the aggregate appraised value of our remaining unsold properties was $4,416,665 higher than the 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the liquidation process prior to the end of 2019.

Furthermore, the Stipulation’s price floor provision does not factor in land entitlement costs that may be incurred in enhancing the value of any particular property. Although the Company intends only to engage in value enhancement efforts and incur land entitlement costs if it reasonably believes that property values will increase more than the amount of such costs, and the Retention Bonus Plan as amended properly incentivizes the Company to do so by calculating the bonus pool as a percentage of the excess of gross sales proceeds from the sale of each property over the designated appraised value as adjusted by land entitlement costs, the price floor provision may nevertheless create a perverse incentive for the Company to incur certain land entitlement costs to increase the value of a property beyond its stipulated price floor even if the land entitlement costs incurred exceed the amount of the increase.

Risks incidental to real estate ownership and management.

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

There are risks associated with seeking to enhance the value of certain properties.

Gyrodyne is currently exploring enhancements of the value of our Flowerfield and Cortlandt Manor properties by pursuing various entitlement and/or zoning opportunities. The Board believes that the cost of doing so will be exceeded by the resulting increase in value in such properties. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

•	any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits, would adversely impact our property enhancement plans;

•

our analysis of site context, of demographic trends, of decisions of anchor institutions and of growth opportunities generally may not result in identifying the correct high value land uses and programmatic synergies;

•	capital improvement costs and other expenses of such enhancements may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may not have funds available or be able to obtain financing for these value-enhancement projects on favorable terms, if at all;

•	we may experience delays in the repositioning or improvement process.

For these and other reasons, we cannot assure you that we will realize growth in the value of our Flowerfield and Cortlandt Manor properties that exceeds our land entitlement costs or any at all, and as a result our ability to make distributions to our shareholders could be adversely affected.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets in liquidation at December 31, 2017 is $26.6 million or $17.97 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

•	failure to achieve favorable values for our properties in their disposition;

•	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future;

•	delay or failure to settle claims; and

•	administration and settlement of federal and state tax audits, if any.

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

Purchase and sale agreements that we have entered into with respect to properties we previously sold contained provisions that gave the purchaser the right to terminate the agreement, for any reason or no reason, prior to the expiration of an evaluation period, and receive a refund of earnest money deposits, and it can be anticipated that agreements for future property sales will have similar provisions. The consummation of property sales for which we will enter into sale agreements in the future will also be subject to satisfaction of standard closing conditions. If any property sale contemplated by future sale agreements does not close because a purchaser exercises its termination right or defaults, or because of a failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as contained in the original sale agreement. Many of the costs incurred due to a sale that fails to close are sunk costs with no future value and we will also incur additional costs involved in negotiating a new sale agreement for such property. These additional costs are not included in our projections. In the event that we incur these additional costs, distributions to our shareholders would be delayed or reduced.

Our shareholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate.

In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable under New York State’s fraudulent conveyance laws for payments made to them and could be required to return all or a part of distributions made to them.

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

If we are unable to maintain the occupancy rates of currently leased space and/or to lease currently available space, if tenants default under their leases or other obligations to us or if our cash flow is otherwise less than we expect, distributions to our shareholders may be delayed or reduced.

The sales proceeds that could be generated from opportunistic dispositions of our real properties depend in large part on occupancy and rental rates, our success in renting currently available space and the existence of any significant tenant defaults that were not subsequently cured. In calculating the estimated range of liquidating distributions, it was assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent currently available space in the ordinary course and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our distributions. Disposition proceeds and related distributions will be reduced to the extent that we receive less rental income than we expect. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease or make other modifications that are unfavorable to us.

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

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. We recently entered into an amendment to the existing lease with Stony Brook University Hospital for a 93% expansion of its currently leased space. The space covered by the amended lease would constitute approximately 15.9% of our total rentable square feet and the annual rent is expected to represent approximately 19.3% of our annual rental revenue for 2018.

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

We believe we are currently in compliance with all of our Nasdaq listing requirements. Nevertheless, there are no assurances that we will be able to sustain long-term compliance with Nasdaq’s stockholders’ equity requirement or minimum bid price requirement for continued listing, particularly as we reduce our overall assets through the distribution of sales proceeds to our shareholders. If we fail to maintain compliance with applicable Nasdaq listing requirements, our common shares may be delisted by Nasdaq involuntarily. In addition, even if we are successful in maintaining compliance with applicable Nasdaq listing requirements, our board of directors may decide that the costs of compliance and the demands of management time and Company resources required to maintain our Nasdaq listing are greater than the benefits received by the Company and its shareholders from being a listed company and that, accordingly, consistent with other cash management and cost reduction measures that we have implemented, we should voluntarily delist from the Nasdaq Capital Market. If our common shares were delisted from Nasdaq voluntarily or involuntarily, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin Board established for unlisted securities such as OTCQX, OTCBX or OTC Pink which will reduce the market liquidity of our common shares. Delisting may result in lower levels of ownership and trading by institutional shareholders, who are generally guided by quantitative and qualitative investment standards such as market capitalization, minimum share price and liquidity, which in turn often produces lower trading volumes and reduced liquidity. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common shares. Also, many brokers will not allow customers to hold non-listed securities in managed accounts or place restrictions which inhibit holding or trading, and it is generally understood that brokers will not recommend non-listed securities to retail clients, perhaps not as official policy but rather as a practical reality. We cannot assure you that our common shares, if delisted from Nasdaq voluntarily, or if they would be delisted involuntarily by Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We do not anticipate making distributions other than distributions from property dispositions or of liquidation proceeds.

We have not paid any dividends other than the following special dividends/distributions:

•	June 15, 2016- A special distribution of $9.25 per share.

•	September 15, 2016- A special distribution of $1.50 per share.

•	July 7, 2017 – A special distribution of $1.00 per share.

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

On a pro forma basis to exclude assets sold, approximately 37,000 square feet of our rentable space and approximately 39% of our gross revenues for 2017 was attributable to our medical office properties. The medical office properties are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our medical office properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. In 2017, Congress unsuccessfully sought to replace substantial parts of the Affordable Care Act with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

Our tenants are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

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

Our industrial park borders Stony Brook University and the University’s leases with us represent over 15% of our overall rentable space.  The New York State budget crisis put additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University.  Stony Brook University currently has two remaining lease with Gyrodyne.

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

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2017 we spent approximately $566,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our tenant and other business relationships, all of which could negatively impact our financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial condition, operations, tenant and other business relationships or confidential information.

Our mortgage indebtedness could adversely impact the value of our shareholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

On March 21, 2018, our wholly owned subsidiary, GSD Flowerfield, LLC, closed on a non-revolving credit line with a bank for up to $3,000,000, secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases and guaranteed by the Company.  If there is a shortfall between the cash flow from the mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt generally increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and our ability to pay cash distributions to our shareholders will be adversely affected.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our shareholders.

As of March 21, 2018, we had a revolving credit line with a bank for up to $3,000,000. The credit line provides for an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). During the Permanent Phase, the Company will pay interest at a fixed rate.  Increases in interest rates during the Interest-Only Phase would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to shareholders.

Changes in federal tax law could adversely affect distributions to our shareholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Company and our shareholders.  Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to our shareholders pro rata. Tax legislation informally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Cuts and Jobs Act”) was signed into law on December 22, 2017, generally effective for taxable years beginning on or after January 1, 2018. In addition to modifying income tax rates for individuals and corporations, the 2017 Tax Cuts and Jobs Act made certain changes to the tax treatment for pass-through entities, such as Gyrodyne.  Shareholders are urged to consult a tax advisor regarding the implications of the 2017 Tax Cuts and Jobs Act on their shares in Gyrodyne.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 130,304 square feet of rental space and is approximately 61% occupied by 28 tenants. The Company is currently building out an additional 12,826 square feet of rental space at this property pursuant to a lease amendment with its largest existing tenant. The Company also owns one building in a medical office park located in Port Jefferson Station also on the North Shore of Suffolk County. The property currently has approximately 3,500 square feet of rental space and is currently 100% occupied by 3 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and is currently 96% occupied by 11 tenants.

During 2017 and 2016, land entitlement/re-zoning costs incurred were approximately $1,718,000 (inclusive of a single-residence purchase for approximately $353,000) and $897,000 (inclusive of a land purchase for approximately $210,000) respectively. The Company continues to believe the pursuit of entitlements will maximize the value of our properties and the estimated liquidating distributions.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value at December 31, 2017 is estimated to be $33,016,665. This value excludes any increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 58 years at Flowerfield, 44 years at Port Jefferson, and 28 years at Cortlandt Manor.  All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 13,747 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the one remaining building located in Port Jefferson Station, the rental unit size ranges from 500 to 2,201 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center, the rental size units range from 1,200 to 3,943 square feet and consist primarily of medical professionals.

The Company maintains a $100 million liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2017 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	130,304	61%	$1,133,000	$14.20	28	1
Port Jefferson Professional Park	3,445	100%	$80,000	$23.24	3	3
Cortlandt Medical Center*	33,871	96%	$878,000	$26.99	11	1
All Locations	167,620	69%	$2,091,000	$18.07	42	0

*Includes additional building purchased in 2010

The following table sets forth scheduled lease expirations on the properties as of December 31, 2017:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2018	28	41,000	$546,000	27.18%
2019	14	44,000	925,000	46.01%
2020	5	5,000	111,000	5.51%
2021	0	0	0	0%
2022	3	5,000	138,000	6.86%
Thereafter	5	17,000	290,000	14.44%

The properties are located in St. James, Port Jefferson Station and Cortlandt Manor, all of which are in New York State. In June 2017, the Company filed a subdivision application for the Flowerfield property along with the previously sold catering facility totaling approximately 74 acres with the Town of Smithtown. The Company has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application. Additionally, the Company filed an application with the Town of Cortlandt Manor on the development of that property on March 31, 2017 (see, “—Property Value Enhancement”, above).

Item 3. Legal Proceedings.

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

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval.  Under the Settlement, Gyrodyne amended its Proxy Statement on August 17, 2015 with certain supplemental disclosures and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of December 2014.  The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented.  On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of December 31, 2017, the aggregate appraised value of our remaining unsold properties was $4,416,665 higher than the 2014 appraised values for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company’s common shares began trading on the Nasdaq Capital Market under the symbol “GYRO” beginning September 1, 2015.  Prior to the Merger, the Corporation’s common shares (symbol: "GYRO") were traded in the Nasdaq Capital Market, the principal market from June 10, 1948.  The Company believes it is currently in compliance with all of its Nasdaq listing requirements.  See, “Risk Factors -- If our common shares are delisted from Nasdaq, shareholders may find it difficult to dispose of their shares”.

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Title of Class	Number of Holders of Record as of February 28, 2018
Common shares of limited liability interests	618

Set forth below are the high and low sales prices for the Company’s common shares for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2017	Low	High
March 31, 2017	$18.40	$20.72
June 30, 2017	$19.79	$21.65
September 30, 2017	$20.00	$22.84
December 31, 2017	$20.03	$22.55

Quarter Ended Fiscal 2016	Low	High
March 31, 2016	$25.19	$29.36
June 30, 2016	$19.76	$32.55
September 30, 2016	$18.50	$22.90
December 31, 2016	$18.15	$19.00

The foregoing stock price information should be considered in the context of our strategic plan to sell certain properties opportunistically and distribute proceeds to our shareholders and pursue entitlements on the remaining properties to maximize their sale proceeds and ultimate distributions from those proceeds.

On May 26, 2016, the Company declared a non-recurring special cash distribution of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016, consisting of proceeds from the sale of the Fairfax Medical Center and the sale of two buildings in the Port Jefferson Professional Park. Nasdaq set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash distribution of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016, consisting of proceeds from the sale of three additional buildings in the Port Jefferson Professional Park.

On June 16, 2017, the Company declared a special cash distribution on the Company’s shares of limited liability company interests of $1.00 per share, payable on July 7, 2017 to shareholders of record at the close of business on June 27, 2017, consisting of proceeds from the sale of 9 Medical Drive and 5380 Nesconset Highway in the Port Jefferson Profession Park.

On the ex-dividend date of a distribution, the previous day's closing price is reduced by Nasdaq by the amount of the distribution.

The Company’s strategy has been to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process and then dissolving the Company.  The value of the real estate reported in the Statement of Net Assets as of December 31, 2017 (predicated on current asset values), does not include any potential value impact that may result, if any, from such value enhancement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.

Future special distribution declarations are at the discretion of the Board. The magnitude and timing of any special distributions will depend on our actual cash flow, proceeds generated from opportunistic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant. The actual cash flow available to pay special distributions will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors.

However, the Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until such time as the Company made cash distributions so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15, 2016, the Company paid a special distribution of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer through April 30, 2017), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Executive Officer and Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid in June 2016. The allocation to ICP participants are below:

INCENTIVE PLAN PARTICIPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer (through August 2012)	43,142
Former Chief Executive Officer (through April 2017)	-
Chief Executive Officer/Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

1 $17,490 of the $131,758 was paid to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 was paid to former employees.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2017, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

  None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Concerning Forward–Looking Statements. The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining major properties and seek the orderly, opportunistic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties opportunistically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne LLC, the succeeding company of the merger of Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC with and into the Company. We operate as a fully integrated, self-administered and self-managed real estate company (prior to the Merger, a real estate investment trust (“REIT”)) focused on pursuing entitlements/re-zoning, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are located in Suffolk and Westchester counties in New York, which are characterized by strong real estate markets.

As of December 31, 2017, the consolidated portfolio consisted of three developed properties, consisting of 11 buildings with an aggregate of 167,620 rentable square feet. The Company also owns undeveloped land parcels adjacent to existing properties for which alternative entitlement and zoning plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements and zoning modifications with the objective of enhancing the value of our remaining major properties and maximizing liquidating distributions to our shareholders as soon as reasonably practicable. As of December 31, 2017, our properties were 69% leased to 42 tenants. As of December 31, 2016, on a pro forma basis to exclude assets sold through December 31, 2017, our properties were 77% leased to 48 tenants. The year over year decrease in the gross portfolio occupancy percentage is primarily the result of tenants terminated at Flowerfield to reposition the industrial park with an expanded leasing relationship with Stony Brook University. The expanded relationship is synergistic with the potential value associated with the entitlements being pursued on the undeveloped land. The Company believes the two-pronged strategy of pursuing entitlements while expanding the relationship with Stony Brook University will support our strategic goal of maximizing the estimated liquidating distributions via maximizing the real estate value of our remaining portfolio. Subsequent to December 31, 2017, the Company has almost doubled the space we are leasing relationship to Stony Brook University which is a contributing factor to the increase in value of the real estate reported in the Statement of Changes in Net Assets.

Our leasing strategy for 2018 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2018 and identifying new tenants or existing tenants seeking additional space. A core part of our leasing strategy is to expand our leasing relationship with New York Presbyterian Hudson Valley Medical Center and Stony Brook University which border the Cortlandt Manor Medical Center and the Flowerfield Industrial Park, respectively. We believe expanding the leasing relationships with these institutions will enhance the post entitlement values of the respective properties as well as the current value of the developed portion of the Flowerfield Industrial Park.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2017. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2018	28	41,000	$546,000	27.18%
2019	14	44,000	925,000	46.01%
2020	5	5,000	111,000	5.51%
2021	0	0	0	0.00%
2022	3	5,000	138,000	6.86%
Thereafter	5	17,000	290,000	14.44%

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

We actively manage the renewal process in conjunction with a third-party asset management firm. Historically, this has resulted in a very low turnover rate with our tenants. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2017, the Company provided approximately $72,700 in incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $25,000. The aforementioned incentives resulted in total lease commitments of approximately $570,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2017, the Company incurred approximately $34,000 in leasing fees and commissions in exchange for revenue commitments of approximately $555,000 with leases ranging from 2 years to 5 years.  The leasing fees reflect a renewal cost rate of 6.1% of the related revenue commitments.  The Company often renews leases without external brokers or other third-party costs which during 2017 resulted in an additional $937,000 in lease commitments.  As a result, the total lease commitments signed during 2017 was approximately $1.5 million.  The Company has approximately 27% of its annual leasing revenue up for renewal in 2017, which compares unfavorably to 24% of leases up for renewal in 2016.  General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2017.

Critical Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019.  The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the process of pursuing entitlements, rezoning and density could take up to two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets.

The Company is pursuing value associated with the highest and best use for Flowerfield and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement/re-zoning costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2019. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

Cash equivalents - The Company considers all certificates of deposits, money market funds, treasury securities and other highly liquid debt instruments purchased with short-term maturities to be cash equivalents.

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes.  This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations.  The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions.  The Company’s open tax years are 2014, 2015, and 2016.

Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules. For example, the top federal income tax rate for individuals is reduced to 37%, there is a new deduction available for certain Qualified Business Income, that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the new legislation.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation at December 31, 2017 would result in estimated liquidating distributions of approximately $17.97 per common share. This increase of $0.01 from the December 31, 2016 net assets in liquidation of $17.96 per common share, net of the $1.00 per share special distribution paid in July 2017, is the result of increased property valuations offset by the tenant improvements required for a lease expansion with an existing tenant in the industrial park.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2017 cash balance of $5.3 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of the entitlement/rezoning of the Flowerfield and Cortlandt Manor properties, to maximize value
6.	Estimated amounts based on the net realizable value of the real estate under the Retention Bonus Plan.
7.	Proceeds from the draw downs on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.5 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement/re-zoning costs over the two years ended December 31, 2019, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the year ended December 31, 2017, the Company incurred approximately $1.7 million of land entitlement/re-zoning costs, of which approximately $353,000 was for the purchase of a single-family residence on a 0.3-acre lot of adjacent land to the Cortlandt Manor Medical Center, inclusive of closing costs. The Company believes the remaining balance of $2.5 million will be incurred from January 2018 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of December 31, 2017 (predicated on current asset values) does not include any potential value impact that may result from the estimated $2.5 million in land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements for leases signed in the first quarter of 2018 will cost approximately $1 million and that we are financing the cost of such tenant improvements with a credit facility, rather than using our cash on hand. To finance the tenant improvements, we secured a non-revolving credit line with a bank for up to $3 million, with the first advance of up to $1.1 million to be used to finance the foregoing tenant improvements with Stony Brook Hospital. The balance of the credit line would be available for improvements under a lease with Stony Brook University or its affiliates or other tenant spaces with bank approval. There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at December 31, 2017 ($26,637,350) results in estimated liquidating distributions of approximately $17.97 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning efforts. Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonuses for the sale of the Flowerfield property are included in the estimated liquidating distributions as of December 31, 2017. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement/re-zoning efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2017 (dollars are in millions).

December 31, 2017 cash and cash equivalents balance	$5.27
Interest income offset by net cash used to settle current working capital acct and security deposits	(1.00)	(i)
Free cash flow from rental operations	(0.07)	(ii)
General and administrative expenses including final liquidation and dissolution	(4.55)	(iii)
Land entitlement/re-zoning costs in pursuit of the highest and best use	(2.52)	(iv)
Gross real estate proceeds	33.02
Selling costs on real estate	(1.98)
Retention bonus plan for directors, officers and employees	(0.64)	(v)
Severance	(0.43)
Directors and officers insurance (“D&O”) – tail policy	(0.45)
Other	(0.01)
Net Assets in Liquidation	$26.64	(vi)

(i)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(1.00).
(ii)

The Company estimates the cash outflows from rental operations net of commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value and rental income, will total $(0.07).

(iii)

The General and Administrative expenses are estimated to be $4.55. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.52 million in costs over the two years ending December 31, 2019 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The gross real estate proceeds do not include any value impact that may result from the estimated land entitlement/re-zoning efforts. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) on certain properties and accordingly the Company has not included any estimated bonuses on the sale of the Flowerfield property. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of December 31, 2017, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement/re-zoning costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the Flowerfield property in accordance with the provisions of the retention bonus plan.

(vi)

The net assets in liquidation at December 31, 2017 would result in liquidating distributions of approximately $17.97 per common share ($26.6 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $2.5 million in land entitlement/re-zoning costs. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the year ended December 31, 2017 and December 31, 2016, all of which is discussed below:

Net assets in liquidation at January 1, 2016	$43,455,577
Changes in net assets in liquidation from January 1 through December 31, 2016:
Change in market value of securities	(33,424)
Remeasurement of assets and liabilities in liquidation	(1,707,731) (a)
Change in value of real estate	2,336,000
Total change in net assets in liquidation	594,845
Less liquidating distributions paid to shareholders	(15,938,810)
Net assets in liquidation at December 31, 2016	28,111,612
Changes in net assets in liquidation for the year ended December 31, 2017
Change in market value of securities	25,918
Remeasurement of assets and liabilities in liquidation	(4,809,165) (a)
Change in value of real estate	4,791,665
Total change in net assets in liquidation	8.418
Less liquidation distributions paid to shareholders	(1,482,680)
Net assets in liquidation at December 31, 2017	$26,637,350

(a) The re-measurement of the assets and liabilities in liquidation during 2016 of $1,707,731 is mainly driven by the increased land entitlement/re-zoning costs and general and administrative expense required for the pursuit of the highest value in Cortlandt Manor and Flowerfield, offset by income from operations on the remaining properties and the change in retention bonus payments. The change in 2017 of $4,809,165 is mainly driven by the increased land entitlement/re-zoning costs and general and administrative expense required for the pursuit of the highest value in Cortlandt Manor and Flowerfield, offset by income from operations on the remaining properties and the change in retention bonus payments. Furthermore, the Company changed the timeline necessary to complete the research and related rezoning/entitlement efforts from the end of the 2018 to 2019. While the Company has and expects to continue to substantially reduce the rental expenses as assets are sold, the loss in the free cash flow from these properties to fund its operations and land entitlement/re-zoning efforts through 2019, the revised estimated date of dissolution has resulted in the majority of the remaining $4.79 million change in liabilities in excess of receipts.

Liquidity and Capital Resources

Cash Flows:

As we pursue our plan to sell our properties opportunistically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our net assets through cash flow management of our tenant leases, maintaining or improving occupancy, and enhance the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated change in zone/entitlements.

As the Company executes on the sale of assets, it will no less than annually, review its capital needs and declare and distribute any excess cash, accordingly. Upon completion of these activities, if successful, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

Even if we are successful in maintaining compliance with applicable Nasdaq listing requirements, our board of directors may decide that the costs of compliance and the demands of management time and Company resources required to maintain our Nasdaq listing are greater than the benefits received by the Company and its shareholders from being a listed company and that, accordingly, consistent with other cash management and cost reduction measures that we have implemented, we should voluntarily delist from the Nasdaq Capital Market. If our common shares were delisted from Nasdaq voluntarily or involuntarily, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTCQX, OTCBX or OTC Pink which will reduce the market liquidity of our common shares. Delisting may result in lower levels of ownership and trading by institutional shareholders, who are generally guided by quantitative and qualitative investment standards such as market capitalization, minimum share price and liquidity, which in turn often produces lower trading volumes and reduced liquidity. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common shares. Also, many brokers will not allow customers to hold non-listed securities in managed accounts or place restrictions which inhibit holding or trading, and it is generally understood that brokers will not recommend non-listed securities to retail clients, perhaps not as official policy but rather as a practical reality. We cannot assure you that our common shares, if delisted from Nasdaq voluntarily, or if they would be delisted involuntarily by Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We generally finance our operations and acquisitions through cash on hand.  However, we entered into a credit facility on March 21, 2018 that will provide up to $3.0 million in financing for tenant improvements pursuant to certain leases with Stony Brook University.  The balance of the loan can only be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.  We believe leveraging our tenant improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations.  The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share.

As of December 31, 2017, the Company had cash and cash equivalents totaling approximately $5.3 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $5.3 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the opportunistic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $33.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.6 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets;
●	sale of assets; and
●	credit facility earmarked for tenant improvements.

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land entitlement/re-zoning costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets and funds available through its credit facility will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions throughout the liquidation process.

The Company’s primary non-operating cashflows for the years ended December 31, 2017 and December 31, 2016 are as follows:

Our primary sources of non-operating cash flow for the year ended December 31, 2017 consisted of the following:

●	$2,590,645 in net proceeds from the sale of 3 of our buildings in the Port Jefferson Professional Park

Our primary non-operating uses of cash for the year ended December 31, 2017 were as follows:

●	$1,482,680 for payment of liquidating distributions to our common shareholders;
●	$736,867 of costs incurred in the pursuit of entitlements for Cortlandt Manor inclusive of the land purchase;
●	$981,254 of costs incurred in the pursuit of entitlements for Flowerfield; and
●	$565,584 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement/re-zoning effort.

Our primary sources of non-operating cash flow for the year ended December 31, 2016 included the following:

●	$13,300,833 in net proceeds from the sale of the Fairfax Medical Center;
●	$3,981,842 in net proceeds from the sale of 5 of our buildings in the Port Jefferson Professional Park; and
●	$881,066 in principal repayments on the investment in mortgage backed securities.

Our primary non-operating uses of cash for the year ended December 31, 2016 were as follows:

●	$15,938,810 for payment of liquidating distributions to our common shareholders;
●	$452,517 of costs incurred in the pursuit of entitlements for Cortlandt Manor inclusive of the land purchase;
●	$444,557 of costs incurred in the pursuit of entitlements for Flowerfield; and
●	$426,658 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement/re-zoning effort.

The continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, recent changes impacting such legislation and the current legislative environment could adversely affect our operating results and accordingly the estimated cash proceeds from the liquidation process.

Acquisitions:

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $353,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

In March 2016, the Company acquired a four-acre undeveloped lot, in Cortlandt Manor, for $210,000, including related costs which the company believes is synergistic to maximizing the value on its property.

Dispositions:

Port Jefferson Professional Park.

During the twelve months ended December 31, 2017 and 2016, the Company closed on the sale of three and five buildings (approximately 4,000 square feet each), respectively, in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2017	2016
5380 Nesconset Highway	June, 2017	$2,000,000
9 Medical Drive
1 Medical Drive	August 2017	800,000
6 Medical Drive	January 2016		$850,000
8 Medical Drive	June 2016		820,000
4 Medical Drive	July 2016		900,000
3 Medical Drive	August 2016		876,000
2 Medical Drive	September 2016		800,000
Total		$2,800,000	$4,246,000

Following the sales indicated above, the Company has one remaining building (comprising approximately 3,500 square feet in total) within the same medical park which is being actively marketed for sale.

Fairfax Medical Center.

On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000.

Since the commencement of our liquidation process, the Company has completed the sale of ten properties for gross aggregate proceeds of over $21.8 million. Although we have not released or disclosed the appraised values of our individual real estate holdings so as not to put the Company in a negotiating disadvantage, the gross proceeds achieved in each such sale have been in excess of the appraised value of the respective property.

Under the terms of the Stipulation of Settlement (the "Settlement") relating to the class action litigation against the Company, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their December 2014 appraised values. The 2014 appraised value for the properties in the aggregate was approximately $100,000 higher than the 2013 aggregate appraised value for such properties used to value the interests of GSD, then a wholly-owned subsidiary of the Corporation into which all of the Corporation’s properties were transferred, and whose shares were distributed to the Corporation’s shareholders. As of December 31, 2017, the appraised value in the aggregate of the remaining unsold properties was $4,416,665 higher than the 2014 appraised values. See, “Risk Factors -- Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

Special Distributions:

On May 26, 2016, the Company declared a non-recurring special cash distribution on the Company’s common shares of limited liability interests of $9.25 per share, or $13,714,790 in the aggregate payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. Nasdaq set the ex-dividend date as June 16, 2016.

On August 29, 2016, the Company declared another non-recurring special cash distribution on the Company’s common shares of limited liability interests of $1.50 per share, or $2,224,020 in the aggregate, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016.

On June 16, 2017, the Company declared another non-recurring special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

Future distribution/dividend declarations are at the discretion of the Board and will depend on our actual cash flow, proceeds generated from opportunistic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant. The actual cash flow available to make distributions will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

Interest Rates:

The U.S. Federal Reserve increased its benchmark interest rate multiple times in 2017.  Furthermore, following the March 2018 Federal Reserve Meeting, the Federal Reserve announced another quarter point raise in the benchmark federal funds rate to a range between 1.5% and 1.75% and has continued signaling that rates could continue to rise. Increases in interest rates could decrease the amount potential purchasers are willing to pay for our properties.  Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the Federal Reserve to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. However, recent changes to tax policy, government spending and trade policy has created economic uncertainty as to whether these factors, in culmination, could adversely effect the current economic cycle.  The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments. In the current economic climate, we continue to follow a disciplined approach to managing our operations.  In certain cases, the Company has addressed these challenges through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

Healthcare:

Our tenants in our Cortlandt Manor and Port Jefferson properties are healthcare service providers. Furthermore, the Company is repositioning the industrial buildings, in the Flowerfield Industrial Park, to expand and support Stony Brook University and Stony Brook University Hospital.  The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our medical office properties.

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2018. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

Our tenants are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Limited Partnership Investment

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”).  The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development.  On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”) pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself.  During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment (in lieu of being required to make payments on the sale of individual units or the property itself) by Minto to the Grove of $1,968,750.  The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash would be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million.   In light of the foregoing, Gyrodyne believes that the Grove will most likely not receive any additional payments from Minto beyond the aforementioned $1,968,750.  Inasmuch as the Grove’s obligations to certain limited partners exceeded the payment it received from Minto, it is unlikely that Gyrodyne could expect to receive any final liquidating distribution from the Grove.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor. During the year ended December 31, 2017, the Company incurred $1.7 million of land entitlement/re-zoning costs, of which approximately $353,000 was for the purchase, inclusive of closing costs, of a residential 0.3-acre lot adjacent to the Cortlandt Manor Medical Center. The balance was mainly attributable to preparing the respective applications for entitlements inclusive of certain costs related to addressing SEQRA. The preparation of the application is the first statutory step with each respective town, of our strategic plan to maximize the value to our shareholders with a low amount of risk. Although there can be no assurances, we anticipate that the acquired land will enhance the achievable density and sale value of the Cortlandt property. We estimate that the Company may incur approximately $2.5 million in additional land entitlement/re-zoning costs through 2019 in pursuit of special permits and or zone changes (approximately $0.6 million in Cortlandt Manor and $1.9 in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement process. While the real estate market is dynamic, the economy is uncertain and there can be no assurances, we anticipate that these expenditures will result in higher sale prices of the properties and larger liquidating distributions to our shareholders than could otherwise be achievable.

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

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $353,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property which adjoins the Cortlandt Medical Center and is across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which, although there can be no assurances, the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

The Company filed an application with the Town of Cortlandt Manor to develop the Cortlandt Manor property, on March 31, 2017, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working closely with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision on the MOD. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred among the three proposed uses as market demand changes.

The entitlement/re-zoning costs from December 2013 through December 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions totaling $1,302,284.

As a property owner with eligible parcels in this proposed district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office and residential use and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

We anticipate the Town of Cortlandt Manor Planning Department to host a public hearing (community outreach meeting) in June, 2018, at which the Company will present its development plan for the Cortlandt Manor property, and after which the Town Planning Board will formally issue a positive or negative ruling under SEQRA.  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Planning Board is a simple majority; had the Suffolk County Planning Commission approved the subdivision application with conditions, a supermajority would have been required for the Town of Smithtown’s Planning Board to approve the Company’s subdivision application.

On November 15, 2017, the Town of Smithtown Planning Board hosted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  The Company awaits the Planning Board’s Determination of Significance under SEQRA, which will either be a Negative Declaration (a determination that the project will not result in significant adverse environmental impacts), a Conditioned Negative Declaration (a determination that the project may have potentially significant adverse environmental impacts which can be eliminated or mitigated by conditions imposed by the Planning Board) or a Positive Declaration (the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement).  The former Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.  The Company has already submitted various studies to the Town of Smithtown Planning Department prior to the public hearing that it hopes will reduce the time frame to complete the SEQRA process in the event a Positive Declaration is issued. In addition, the Company believes the new Town Planning Board Chairman is more aligned with the newly elected current Town Supervisor’s support of economic development which may serve to narrow the time to complete the SEQRA process.  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company.

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

In addition to common area within Lot 8, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses within the overall Flowerfield campus landscape.  The entitlement costs from December 2013 through December 31, 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys totaling $1,923.740. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that is economically advantageous to the Company.

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

The Company’s subdivision application is expected to include proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density.  Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the proposed uses as market demand changes.  The Company’s subdivision application includes perfecting the subdivision of the catering facility (12 acres hereafter referred to as lot 2) which the Company sold in 2002.

In accordance with the draft Smithtown Comprehensive Plan Update, the new additions to the Flowerfield campus would be focused on uses supportive and beneficial to Stony Brook University (SBU), inclusive of Stony Brook University Hospital, namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities.  Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU.

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

Summary.  The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process involves extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices than otherwise obtainable and then proceed with the intended liquidation and dissolution of the Company.  As referred to above, the Suffolk County Planning Commission voted on August 2, 2017 to approve the Company’s subdivision application without conditions.  Accordingly, the application will require approval of a simple majority, and not a supermajority, of the Town Board for the Company to be able to proceed with its subdivision plan.  The Town is now obligated to comply with the provisions of SEQRA in connection with its review of the subdivision application.  The time period for the Town of Smithtown to complete its review of the subdivision application will not begin to run until the SEQRA process has been completed.  The Company cannot predict with any reasonable degree of certainty the length of time it will take for the Town of Smithtown to complete the SEQRA process.  The Company expects the process of pursuing entitlements, rezoning and density could take up to an additional two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. During this process, the subdivision plan could be amended depending on market forces.

Flowerfield Industrial Park Value Enhancement Strategy. The Company’s primary strategy is to pursue the entitlements. In addition, the Company is also implementing a secondary but parallel strategy of maximizing the value of the Flowerfield Industrial Park’s current buildings through targeting certain uses which the Company also believes will help maximize the achievable density from the entitlements it is pursuing on the undeveloped property.

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the industrial buildings to service Stony Brook University, inclusive of Stony Brook University Hospital, while also making it a cultural destination (arts, health and wellness center) for the community.  The Company believes this strategy will enhance the value of the entitlements (via a lower traffic impact than its historical use) while also increasing the cashflow and market value of the industrial buildings.

Our business relationship with Stony Brook University is expanding.  Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018)  for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025.  The lease amendment obligates the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the buildout of the additional space, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7 year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of up to $1.1 million will be used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to a lease with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements.  The loan is financing the Company’s secondary but dual strategy of maximizing the value of the Flowerfield.

Item 7A. Quantitative and Qualitative Disclosures About Material Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm
(2)	Consolidated Statements of Net Assets as of December 31, 2017 and 2016 (liquidation basis)
(3)	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016 (liquidation basis)
(4)	Notes to Consolidated Financial Statements
(5)	Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

On January 25, 2018, Gyrodyne entered into an addendum to the employment agreement with Mr. Pitsiokos effective January 25, 2018, pursuant to define with greater specificity Mr. Pitsiokos’ duties and responsibilities with respect to the Company’s properties.

Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018)  for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025.  The lease amendment obligates the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the buildout of the additional space, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of up to $1.1 million will be used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to a lease with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements.  The loan is financing the Company’s secondary but dual strategy of maximizing the value of the Flowerfield.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2018 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	52	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	72	2015	1997	2019
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	64	2015	2004	2018
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	55	2015	2003	2018
Senior Vice President and U.S. General Counsel, National Grid
Director of the Company

Philip F. Palmedo	83	2015	1996	2020
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	58	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	59	2015	2006	2020
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	63	2015	2002	2019
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 52, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 72, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 64, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 26 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 37 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 55, was appointed to the Board in June 2003. Mr. Macklin currently serves as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 83, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 58, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 15 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 59, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 63, was appointed to the Board in November 2002. Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2017 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2017 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2017.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 26 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

(e)	Code of Ethics

The Company has adopted a written Code of Ethics that applies to all its directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer. It is filed as Exhibit 14.1 to this report and available on the Company’s website at www.gyrodyne.com and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our Code of Ethics by posting such information on our website at www.gyrodyne.com within four business days of such amendment or waiver. The Company is not including the information contained on its website as part of, or incorporating it by reference to, this Report.

Item 11. Executive Compensation.

(a)	Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Frederick C. Braun III	2017	81,730	-	-	-	-	-	285,000 (A)	331,730
President and CEO (through April 30, 2017)	2016	250,000	-	-	-	133,786 (B)	-	-	383,786

Gary Fitlin	2017	250,000	-	-	-	50,898(B)	-	-	300,898
President, CEO, CFO and Treasurer	2016	250,000	-	-	-	133,786(B)	-	-	383,786

Peter Pitsiokos	2017	200,000	-	-	-	46,863(B)	-	-	246,863
COO and Secretary	2016	200,000	-	-	-	165,268(C)	-	-	365,268

(A) Comprised of severance following separation from the Company.

(B) Consists of retention bonus payments vested and paid pursuant to the Retention Bonus Plan upon the sale of each of the real estate transactions closed during 2017 and 2016.

(C)The combined total of $165,286 consists of the final payment pursuant to the Incentive Compensation Plan of $31,482 paid in June 2016 and the total retention bonus payments made pursuant to the Retention Bonus Plan of $133,786.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)	Employment Agreements

On May 17, 2013, the Company entered into new employment agreements with Frederick C. Braun III and Gary J. Fitlin (the “Employment Agreements”) dated May 15, 2013 and effective April 1, 2013, respectively, pursuant to which Messrs. Braun and Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer, respectively. The Employment Agreements provide for substantially identical compensation and severance provisions. Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a base salary at the rate of $250,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. Additionally, Messrs. Braun and Fitlin are entitled to a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreements is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of teach of he Employment Agreements was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

On May 8, 2014, Gyrodyne entered into a new employment agreement with Peter Pitsiokos effective May 15, 2014, pursuant to which Mr. Pitsiokos continues to serve as Executive Vice-President, Chief Operating Officer, Chief Compliance Officer and Secretary. Pursuant to the agreement, Mr. Pitsiokos earns a base salary at the rate of $200,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. There is no required minimum period of employment, and either Gyrodyne or Mr. Pitsiokos may terminate at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination. On January 25, 2018, Gyrodyne entered into an amendment to the employment agreement with Mr. Pitsiokos effective January 25, 2018, to define with greater specificity Mr. Pitsiokos’ duties and responsibilities with respect to the Company’s properties.

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2017, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)	Severance and Change-in-Control Benefits

Pursuant to the Employment Agreement with Mr. Fitlin, Mr. Fitlin earns a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in-control (the “Change-in-Control Bonus”). The Employment Agreement defines a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice.

Pursuant to the employment agreement with Mr. Pitsiokos, Mr. Pitsiokos may be terminated at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination.

(d)	Incentive Compensation Plan

The Company does not have an equity compensation plan for its employees, officers or directors. However, the Corporation had adopted an Incentive Compensation Plan (the “ICP”) that mirrored in many respects an equity plan except that it did not issue shares of registered or unregistered stock or stock equivalents and did not confer on its participants the rights that equity holders have. Benefits under the ICP were realized upon either a change-in-control (as defined in the ICP) of the corporation, or upon the issuance by Gyrodyne of an excess dividend (as defined in the ICP) following certain asset sales. Pursuant to the ICP, following the $98,685,000 special dividend on December 30, 2013, the Corporation recorded an expense for distributions payable to each member of the Corporation’s Board and a former director, a former CEO (through 2012), and certain employees and former employees of $2,850,199, $933,251, and $1,261,150, respectively, all of which were paid.

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

Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until such time as the Company made cash distributions so as to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15, 2016, the Company paid a special distribution of $9.25 per share to shareholders of record on June 6, 2016. As a result, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer through April 30, 2017), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Executive Officer effective May 1, 2017 and Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

The final remaining ICP benefits were paid in June 2016. The allocations to ICP participants are below:

INCENTIVE PLAN PARTICIPANTS	Total
Board of Directors[1]	$131,758
Chief Operating Officer	31,482
Former Chief Executive Officer (through 2012)	43,142
Former Chief Executive Officer (through April 2017)	-
Chief Executive Officer/ Chief Financial Officer	-
Other Employees [2]	26,818
Total	$233,200

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

The value of the real estate reported in the Statement of Net Assets as of December 31, 2017 does not include the appreciation that may result from the estimated land entitlement costs. As a result, fair value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

On January 26, 2018, the Company amended its Retention Bonus Plan to provide for (i) vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor, (ii) entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, and (iii) clarification of how development costs are calculated. As to any of the events referred to in clause (ii) above, a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event. The Plan Amendment does not have the effect of increasing the size of the participant pool, but rather only how benefits are divided among plan participants. The foregoing amendment was approved in order to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The reason for the amendment to vest benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor is to incentivize the participants to seek sales of such subdivided lots, which we believe will result in higher aggregate proceeds and thus greater liquidating distributions than would be achievable upon a sale of the entire property.

Payments made during the twelve-months ended December 31, 2017 under the Retention Bonus Plan relating to the sales of 3 buildings in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$197,633
Chief Operating Officer	46,863
Chief Executive Officer	50,898
Other Employees	8,658
Total	$304,052

2017 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2017:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$45,608	$-	$-	$165,608

Philip F. Palmedo	42,000	-	-	30,405	-	-	72,405

Elliot H. Levine	42,000	-	-	30,405	-	-	72,405

Richard B. Smith	42,000	-	-	30,405	-	-	72,405

Ronald J. Macklin	42,000	-	-	30,405	-	-	72,405

Nader G.M. Salour	42,000	-	-	30,405	-	-	72,405

Total	$330,000	$-	$-	$197,633	$-	$-	$527,633

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2017, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of March 21, 2018, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (10)

Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904(2)	12.1

Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/FSI, Teton Advisors One Corporate Center Rye, NY 10580	122,477 (3)	8.3

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	119,888 (4)	8.1

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	117,151(5)	7.9

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500 (6)	6.8

MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	80,100(7)	5.4

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259(8)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	15,685(9)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	2,866	*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	864	*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381	*

Elliot H. Levine 1 Flowerfield, Suite 24 St. James, NY 11780	113	*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

All executive officers and Directors as a group (8 persons)	58,168	3.9

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power. Except as indicated, the beneficial owner has not pledged as security, or has any rights to acquire beneficial ownership of, any securities of the Company.

(2) On December 30, 2015, Poplar Point Capital Management, LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 179,904 common shares. The Schedule 13G was jointly filed by Poplar Point Capital Management LLC, Poplar Point Capital Partners L.P., Poplar Point Capital GP LLC and Mr. Jad Fakhry, collectively, the reporting persons.

(3) On June 23, 2016, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 122,477 common shares. Power to dispose of and vote securities resides with Mario Gabelli, Douglas Jamieson and Kevin Handwerker. Each reporting person has the shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 107,665 common shares. The Schedule 13D was filed by Mario Gabelli, Douglas Jamieson and Kevin Handwerker.

(4) On February 12, 2016, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 119,888 common shares. The Schedule 13G was filed by Gregory Pottle.

(5) On January 23, 2018, Neil Subin filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 117,151 common shares.

(6) On January 22, 2018, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(7) On February 14, 2018, MFP Investors LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 80,100 common shares. The Schedule 13G/A was filed by Michael Price.

(8) Includes 4,368 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 15,022 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan. Additionally, Mr. Lamb has 17,869 shares in an Individual Retirement Account.

(9) Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(10) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 31, 2018.

Ownership Limitation

Under Gyrodyne, LLC’s Amended and Restated Limited Liability Company Agreement, shareholders of Gyrodyne may not hold common shares representing in excess of 20% of the outstanding common shares at any time. If a shareholder of Gyrodyne exceeds 20% ownership, at any time for any reason whatsoever, including but not limited to additional contributions by shareholders, purchases or other acquisitions by shareholders, mergers, consolidations, acquisitions, or other business combinations involving the shareholder, then common shares in excess of such 20% ownership limit shall be transferred by such shareholder to an irrevocable trust formed and administered by Gyrodyne and of which such shareholder shall be the beneficiary. Such LLC Shares held in trust shall have no voting rights when held in the trust and shall be disregarded in computing any required votes under the Amended and Restated Limited Liability Company Agreement of Gyrodyne.

At the end of each fiscal quarter, or at such other earlier date as determined by the Board, the Company, on behalf of the trust, shall have the option to purchase such common shares from the trust at a price determined by an independent appraiser or to offer such common shares to third parties, including to other shareholder of Gyrodyne in proportion to their relative ownership percentage, or to other persons at the appraised price. However, in the event such a shareholder’s ownership percentage including common shares held beneficially in the trust on behalf of such shareholder, at any time becomes less than the 20% ownership limit due to the sale of common shares by such shareholder or due to additional issuances of common shares by Gyrodyne, then the trust (to the extent such shareholder’s common shares have not been sold pursuant) has an obligation to return such common shares up to the 20% ownership limit.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit.  A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent	Rent Abatement	Total Commitment (net of abatement, excluding renewal options)	Additional Commitment (assumes both two-year renewal options are exercised)
May 2016-Dec 2018	1,971	$16,754	$14,153(a)	$29,825	$67,014
Aug 2016-Dec 2018	2,130	-(b)	-(b)	-(b)	-(b)
May 2017-Dec 2018	1,905	$16,193	$5,398	$21,590	$64,770

(a) In exchange for the rent abatement, the tenant completed capital improvements that exceeded the abatement amount.  In addition, the tenant signed a multi-year lease.

(b) In April 2017, the Company extended the term of a master lease with the not-for-profit originally entered into in August 2016.  Under the master lease, the tenant has the right to sublease the space to one or more artists, on a short-term basis.  Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per month.  The lease term of 29 months covers 2,130 square feet with a maximum annual and total lease commitment of up to $21,300 and $51,475, respectively.  Approximately $3,500 in improvements were provided.  Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat.  Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2018 of up to $ 51,475 and total commitments including both two-year renewal options of $136,675.

During 2017, the Company extended the term of the first of the above two leases to coincide with the expiration of the third lease as well as provide for two two-year renewals at the tenant’s option.

During the twelve months ended December 31, 2017 and 2016, respectively, the Company received rental revenue of $22,165 and $3,209, respectively.  In addition, the Company made total tenant improvements of $4,220, all of which were completed in 2016.

The independent members of the Board of the Company approved all of the leasing transactions described above.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2017 and 2016:

Fee Category	Fiscal December 31, 2017	Fiscal December 31, 2016
Audit Fees (1)	$115,000	$134,000
Audit-Related Fees (2)	2,726	75,530
Tax Fees (3)	22,550	27,500
Total Fees	$140,276	$237,030

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and 2016, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic plan analysis, Form 8-K filings, proxy filings and research into various accounting issues.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2017 and 2016 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2017 and 2016, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (9)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (10)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (9)

4.3	Form of Dividend Note (4)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

10.4	Compensation of Directors. (5)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (2)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (2)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (6)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (3)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (4)

10.13	Retention Bonus Plan (7)

10.14	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (8)

10.15	Amendment No. 1 to Employment Agreement with Peter Pitsiokos. (11)

10.16	Amendment No. 2 to Retention Bonus Plan. (11)

21.1	List of all subsidiaries. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (5)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(5)	Filed as part of this report.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

(9)	Incorporated herein by reference to Amendment No. 2 to Form S-4, filed with the Securities and Exchange Commission on June 17, 2014.

(10)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: March 28, 2018

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 28, 2018

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 28, 2018

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 28, 2018

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 28, 2018

Exhibit Index

2.1	Plan of Liquidation and Dissolution, dated as of September 12, 2013, of Gyrodyne Company of America, Inc. (9)

2.2	Second Amended and Restated Agreement and Plan of Merger dated June 26, 2015 (10)

3.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (9)

4.3	Form of Dividend Note (4)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

10.4	Compensation of Directors. (5)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (2)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (2)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (6)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (3)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (4)

10.13	Retention Bonus Plan (7)

10.14	Management Services Agreement between the Company and Gyrodyne Special Distribution, LLC (8)

10.15	Amendment No. 1 to Employment Agreement with Peter Pitsiokos. (11)

10.16	Amendment No. 2 to Retention Bonus Plan. (11)

21.1	List of all subsidiaries. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (5)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(5)	Filed as part of this report.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

(9)	Incorporated herein by reference to Amendment No. 2 to Form S-4, filed with the Securities and Exchange Commission on June 17, 2014.

(10)	Incorporated herein by reference to Supplement dated July 1, 2015 to Proxy Statement/Prospectus dated July 1, 2014, filed with the Securities and Exchange Commission on July 1, 2015.

(11)	Incorporated herein by reference to Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2017 and 2016	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets at December 31, 2017 and 2016 (liquidation basis)	F-2

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016 (liquidation basis)	F-3

Notes to Consolidated Financial Statements	F-4-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne LLC and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2017 and 2016, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

We have served as the Company's auditor since 1990.

March 28, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2017	December 31, 2016
ASSETS:
Real estate held for sale	$33,016,665	$31,025,000
Cash and cash equivalents	5,265,368	3,770,895
Investment in marketable securities	-	4,087,231
Rent receivable	41,226	23,096
Other receivables	53,392	81,693
Total Assets	$38,376,651	$38,987,915

LIABILITIES:
Accounts payable	$532,671	$416,226
Accrued liabilities	261,160	224,617
Deferred rent liability	26,675	27,487
Tenant security deposits payable	293,978	322,862
Estimated liquidation and operating costs net of receipts	10,624,817	9,885,111
Total Liabilities	11,739,301	10,876,303
Net assets in liquidation	$26,637,350	$28,111,612

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2017	2016

Net assets in liquidation, beginning of period	$28,111,612	$43,455,577
Changes in net assets in liquidation:
Change in liquidation value of real estate	4,791,665	2,336,000
Change in value of marketable securities	25,918	(33,424)
Remeasurement of assets and liabilities	(4,809,165)	(1,707,731)
Net increase in liquidation value	8,418	594,845
Liquidating distributions to shareholder	(1,482,680)	(15,938,810)
Changes in net assets in liquidation	(1,474,262)	(15,343,965)
Net assets in liquidation, end of period	$26,637,350	$28,111,612

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1.	The Company

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a geographically diverse portfolio of medical office and industrial properties and the pursuit of entitlement/re-zoning in properties located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment.  The Company’s corporate strategy is to pursue re-zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process and then dissolve the Company.  The value of the real estate reported in the Statements of Net Assets as of December 31, 2017 and 2016 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 20 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property (See Note 6), the Company owns one medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company.  Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) is individually held in a single asset LLC wholly owned by the Company.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2.	Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the opportunistic sale of real estate assets;
●	pursuing the entitlement/re-zoning efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statements of Net Assets as of December 31, 2017, and 2016 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the return of capital to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property. The planned tenant improvements for leases signed in the first quarter are believed to cost approximately $1,000,000 and will be financed with a credit facility (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law.  However, in the event of the sale of individual properties, that do not constitute substantially all of the Company’s assets, it is not required or anticipated that any shareholder votes will be solicited. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2019 and giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.6 million, prior to any future special distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.97 per share based on Gyrodyne, having 1,482,680 common shares outstanding. These estimated distributions are based on values at December 31, 2017 and do not include any potential value that may be derived from the entitlement costs being incurred to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic, and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the $2.5 million investment in those efforts, although there can be no assurance of such excess.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

3.	Summary of Significant Accounting Policies

Gyrodyne is pursuing the opportunistic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019.  The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the process of pursuing entitlements, rezoning and density could take up to two years with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets.

The Company is pursuing value associated with the highest and best use for Flowerfield and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement/re-zoning costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2019. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

The most significant estimates are the estimates of the net realizable value of our real estate, the estimated costs/time to pursue entitlements/change of zone and the related timeline to complete the liquidation.

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

Cash equivalents - The Company considers all certificates of deposits, money market funds, treasury securities and other highly liquid debt instruments purchased with short-term maturities to be cash equivalents.

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions. The Company’s open tax years are 2014, 2015, and 2016.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules. For example, the top federal income tax rate for individuals is reduced to 37%, there is a new deduction available for certain Qualified Business Income, that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the new legislation.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2017, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at December 31, 2017 would result in estimated liquidating distributions of approximately $17.97 per common share. This is an increase of $0.01 from the December 31, 2016 net assets in liquidation of $17.96 per common share net of the $1.00 in liquidating distributions paid during 2017.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2017 cash balance of $5.3 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of entitlement/re-zoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 16).
7.	Proceeds from the draw downs on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process.  The Company estimates that it will incur approximately $2.5 million (included in the Statement of Net Assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement/re-zoning costs over calendar years 2018 and 2019, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.    During the year ended December 31, 2017, the Company incurred approximately $1.7 million of land entitlement/re-zoning costs, inclusive of a land purchase and closing costs of approximately $353,000.  The Company believes the remaining balance of $2.5 million will be incurred from January 2018 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and that the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the Statements of Net Assets as of December 31, 2017 and 2016 (predicated on current asset values) does not include any potential value impact that may result from the land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements for leases signed in the first quarter of 2018 will cost approximately $1 million and that we are financing the cost of such tenant improvements with a credit facility, rather than using our cash on hand.  To finance the tenant improvements, subsequent to year end, we secured a non-revolving credit line with a bank for up to $3 million, with the first advance of up to $1.1 million to be used to finance the foregoing tenant improvements with Stony Brook Hospital.  The balance of the credit line would be available for improvements under a lease with Stony Brook University or its affiliates or other tenant spaces with bank approval.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at December 31, 2017 ($26,637,350) and 2016 ($28,111,612) results in estimated liquidating distributions of approximately $17.97 and $18.96, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning costs.  The primary reason for the decline in net assets in 2017 was due to the liquidating distributions to common shareholders of $1,482,680 or $1.00 per share paid in July 2017.   Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonuses on certain properties are included in the estimated liquidating distributions as of December 31, 2017 and 2016. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

5.	Liability for Estimated Costs in Excess of Receipts during Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur costs in excess of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement/re-zoning costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2017 through December 31, 2017 is as follows:

	January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2017
Assets:
Estimated net inflows from investment of real estate	$4,587,606	$(2,618,717)	$2,075,313	$4,044,202
Liabilities:
Property operating costs	(2,171,863)	1,488,979	(1,720,988)	(2,403,872)
Capital expenditures excluding land entitlement costs and land purchases	(840,000)	565,584	(1,529,693)	(1,804,109)
Land entitlement costs and land purchases	(3,358,200)	1,718,120	(876,314)	(2,516,394)
Corporate expenditures	(6,225,694)	2,418,208	(1,843,289)	(5,650,775)
Selling costs on real estate assets*	(1,861,500)	209,355	(328,855)	(1,981,000)
Retention bonus payments to directors(a)*	(234,632)	197,633	(380,470)	(417,469)
Retention bonus payments to executives and other employees(a)*	(126,340)	106,419	(204,869)	(224,790)
Less Prepaid expenses and other assets	345,512	(16,122)	-	329,390
Liability for estimated costs in excess of estimated receipts during liquidation**	$(9,885,111)	$4,069,459	$(4,809,165)	$(10,624,817)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the end of 2019.

(a)

The value of the real estate reported in the Statement of Net Assets as of December 31, 2017, does not include the increased value, if any, that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2016 through December 31, 2016 is as follows:

	January 1, 2016	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2016
Assets:
Estimated rents and reimbursements	$6,440,325	$(3,576,121)	$1,723,402	$4,587,606
Liabilities:
Property operating costs	(3,596,704)	1,900,973	(476,132)	(2,171,863)
Capital expenditures excluding land entitlement costs and land purchases	(612,704)	426,658	(653,954)	(840,000)
Land entitlement costs	(3,154,490)	897,074	(1,100,784)	(3,358,200)
Corporate expenditures	(7,778,675)	3,139,420	(1,586,439)	(6,225,694)
Selling costs on real estate assets*	(2,817,000)	979,704	(24,204)	(1,861,500)
Retention bonus payments to directors (a)*	(1,263,730)	762,351	266,747	(234,632)
Retention bonus payments to executives and other employees (a)*	(680,470)	410,497	143,633	(126,340)
Less prepaid expenses and other assets	443,108	(97,596)	-	345,512
Liability for estimated costs in excess of estimated receipts during liquidation**	$(13,020,340)	$4,842,960	$(1,707,731)	$(9,885,111)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

**These estimates were based on the liquidation being completed by the end of 2018.

(a)

The value of the real estate reported in the Statement of Net Assets as of December 31, 2016, does not include the increased value, if any, that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

6.	Disposition Activities

Port Jefferson Professional Park - During the years ended December 31, 2017 and 2016, the Company sold three buildings and five buildings, respectively (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2017	2016
5380 Nesconset Highway and 9 Medical Drive	June, 2017	$2,000,000
1 Medical Drive	August 2017	800,000
6 Medical Drive	January 2016		$850,000
8 Medical Drive	June 2016		820,000
4 Medical Drive	July 2016		900,000
3 Medical Drive	August 2016		876,000
2 Medical Drive	September 2016		800,000
Total		$2,800,000	$4,246,000

The Company has one remaining building (comprising approximately 3,500 square feet in total) within the same medical park which is being actively marketed for sale.

Fairfax Medical Center - On May 4th, 2016, the Company sold the Fairfax Medical Center for $14,015,000.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2017, the net realizable value of real estate increased by $4,791,665 which was primarily driven by the increase in value attributable to the entitlement process to date.  During 2016, the net realizable value of real estate increased by $2,336,000 and was adjusted for the sales of five buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center.  The valuation of the remaining real estate as of December 31, 2017 was $33,016,665.

	2017	2016
Net Realizable Value at beginning of period	$31,025,000	$46,950,000
Increases in Net Realizable Value
Port Jefferson Professional Park	150,000	846,000
Cortlandt Manor	1,095,000	475,000
Virginia Health Care Center	-	15,000
Flowerfield	3,546,665	1,000,000
Less Property Sales
Port Jefferson Professional Park	(2,800,000)	(4,246,000)
Virginia Health Care Center	-	(14,015,000)
Net Realizable Value at December 31,	$33,016,665	$31,025,000

8.	Investment in Marketable Securities

Under the liquidation basis of accounting, the Statements of Net Assets presents all assets at net realizable value and any changes in such values during a period are reported in the Consolidated Statements of Changes in Net Assets.

The estimated net realizable value of investments in marketable securities available as of December 31, as follows:

Mortgage-backed securities	2017	2016
Net Realizable Value*	$-	$4,087,231

*The Company received $129,587 and $881,066 in principal repayments during the year ended December 31, 2017 and 2016, respectively.

The Company’s investment was in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2016, marketable securities based on amortized cost, reflected a yield of approximately 2%, had contractual maturities of 30 years and an adjusted duration of approximately four years. The net realizable value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 17 – Fair Value of Financial Instruments. In February 2017, the Company sold 100% of its investment in mortgage backed securities.

9.	Investment in Grove Partnership

The Company has a 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”).  The Grove previously owned a 3,700+ acre citrus grove (the “Grove Property”) located in Palm Beach County, Florida as its only asset, which is the subject of a plan for mixed-use development.  On September 19, 2013, the Grove Property was sold in a foreclosure proceeding to Minto Florida Developments, LLC (“Minto”) pursuant to a purchase and sale agreement which provided that the Grove had the right to receive certain payments on the sale of single family residential units constructed on the property or on the sale of the property itself.  During 2016, Gyrodyne was informed by the Grove’s managing partner that Minto transferred the property to an affiliate which triggered an appraisal process that resulted in the payment (in lieu of being required to make payments on the sale of individual units or the property itself) by Minto to the Grove of $1,968,750.  The Grove’s managing partner also informed Gyrodyne that the payment along with some of its existing cash would be utilized to repay certain debt obligations owed to certain limited partners in the amount of $2.7 million.   In light of the foregoing, Gyrodyne believes that the Grove will most likely not receive any additional payments from Minto beyond the aforementioned $1,968,750.  Inasmuch as the Grove’s obligations to certain limited partners exceeded the payment it received from Minto, it is unlikely that Gyrodyne could expect to receive any final liquidating distribution from the Grove.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

10.	Accrued Liabilities

Accrued liabilities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Payroll and related taxes	$23,780	$29,930
Professional fees	102,703	153,992
Other	134,677	40,695
Total	$261,160	$224,617

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

11.	Income Taxes

Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. Flowerfield Properties Inc. (“FPI”) is a wholly owned subsidiary of the Company. FPI is a “C” corporation. Any income generated by FPI is subject to a corporate level tax, therefore FPI files separate federal and state income tax returns. The only asset owned by FPI is the investment in The Grove.

Prior to January 1, 2018, when the IRS audits a partnership tax return, the IRS generally determines tax adjustments at the partnership level, but is required to collect any additional taxes, interest and penalties from each of the partners.

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

Tax legislation signed into law on December 22, 2017, makes numerous changes to the tax rules. For example, the top federal income tax rate for individuals is reduced to 37%, there is a new deduction available for certain Qualified Business Income, that reduces the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). To date, the Internal Revenue Service has issued only limited guidance on the changes made by the new legislation. It is unclear at this time whether Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made by the new legislation.

As of December 31, 2017 and 2016, Statements of Net Assets include federal and state tax current receivables of $12,544 and $32,293, respectively. As of December 31, 2017 and 2016, the Statements of Net Assets also include potential net operating loss carryback benefit, from its investment in the Grove, of $73,085 and $85,000, respectively.  The Company does not expect to receive any further distributions from the Grove.  As a result, the Company received a tax refund of $73,085 (the aforementioned tax benefit) in early 2018 following its filing of the net operating loss carryback claim.

12.	Retirement Plans

Prior to the merger, (Gyrodyne Company of America, Inc (the “Corporation”) and GSD Special Distribution LLC (“GSD”) with and into Gyrodyne LLC, effective September 1, 2015) the Corporation sponsored a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. On November 25, 2013, the Corporation decided to terminate the Plan, subject to regulatory approval. The Company received the IRS determination letter during 2015.

In late December 2015, following the plans receipt of the funds from Gyrodyne, all benefits were paid out in full. The Company filed the Post Distribution Certification for Standard Termination with the PBGC in February 2016 which formally completed the termination of the Company Plan.

13.	Incentive Compensation Plan

The Corporation had an Incentive Compensation Plan (the “ICP”), the remaining benefits of which were vested and not contingent on any future performance. Payment of the limited remaining benefit under the ICP was triggered upon the December 30, 2013 non-cash dividend distribution of $20.70 per share which was comprised of the distribution of interests in Gyrodyne Special Distribution LLC. At that time, the Corporation’s Board decided that the Corporation should defer the cash payment triggered under the ICP by such dividend, until the Company made cash distributions to ensure plan participants were not paid ICP benefits prior to the time the shareholders received cash on the non-cash portion of the dividend (i.e. the GSD shares). Under such deferral and pursuant to the ICP limitation, the cumulative total future payments that were to be made was $233,200. As a result, based on 1,482,680 shares outstanding, for every penny per share dividend declared and paid, an ICP payment of $14,827 was to be paid until such future cumulative ICP payments reached $233,200. On June 15, 2016, the Company paid a special distribution of $9.25 per share to shareholders of record on June 6, 2016. Thus, the Company made its final payment of $233,200 to the ICP participants.

Neither Frederick C. Braun III (the Company’s Chief Executive Officer through April 30, 2017), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Executive Office and Chief Financial Officer), who joined the Company in 2009, was a participant in the ICP.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The final remaining ICP benefits were paid in June 2016 and were included in the corporate expenditures paid during 2016 (See Note 5). The allocation to ICP participants are below:

INCENTIVE PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	TOTAL
Board of Directors[1]	$-	$131,758	$131,758
Chief Operating Officer	31,482	-	31,482
Former Chief Executive Officer (thru 2012)	43,142	-	43,142
Chief Executive Officer (thru 2017)	-	-	-
Chief Executive Officer/Chief Financial Officer	-	-	-
Other Emplyees[2]	26,818	-	26,818
Total	$101,442	$131,758	$233,200

1 $17,490 of the $131,758 relate to a former Director who resigned in September 2013.

2Approximately $25,652 of the $26,818 relate to former employees.

14.	Credit Quality of Rents Receivable

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

As of December 31, 2017 and 2016, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2017	December 31, 2016
Beginning balance	$44,000	$49,000
Accounts receivable (written off)	(10,000)	(5,000)
Ending Balance	$34,000	$44,000

15.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2017 and 2016. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

16.	Commitments

As of December 31, 2017 and 2016, other commitments and contingencies are summarized in the below table:

	2017	2016
Management Employment agreements with bonus and severance commitment contingencies	$350,000	$600,000
Other employee severance commitment contingencies	81,716	77,100
Total	$431,716	677,100

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary. On January 25, 2017, Gyrodyne entered into an amendment to the employment agreement with Mr. Pitsiokos effective January 25, 2017, to define with greater specificity Mr. Pitsiokos’ duties and responsibilities with respect to the Company’s properties.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $81,716.

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

On May 24, 2016, the Company’s Board of Directors amended its Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the 2013 appraised value of the property (“Adjusted Appraised Value”) in calculating appreciation for determining the bonus pool. The foregoing change was approved to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

On January 26, 2018, the Board of Directors of the Company approved Amendment No. 2 to its Retention Bonus Plan (the “Plan Amendment”). The Plan Amendment provides for (i) vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor, (ii) entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, and (iii) clarification of how development costs are calculated. As to any of the events referred to in clause (ii) above, a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event. The Plan Amendment does not have the effect of increasing the size of the participant pool, but rather only how benefits are divided among plan participants.

The value of the real estate reported in the Statements of Net Assets as of December 31, 2017 and 2016, does not include the increase in value that may result from the estimated land entitlement/re-zoning costs. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on certain properties and accordingly the Company has not included any retention bonuses on such sales in the estimated costs in excess of receipt.

Payments made during the twelve months ended December 31, 2017 and 2016 under the Retention Bonus Plan relating to the sales of 8 buildings in the Port Jefferson Professional Park and the Virginia Healthcare Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	2017	2016
Board of Directors	$197,633	$815,262
Chief Operating Officer	46,863	133,786
President and Chief Executive Officer (Separated April 30,2017)	-	133,786
President and Chief Executive Officer (effective May 1, 2017), Chief Financial Officer	50,898	133,786
Other Employees	8,658	37,628
Total	$304,052	$1,254,248

17.	Fair Value of Financial Instruments

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

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The following table represents the carrying value at net realizable value of the Company’s financial assets and liabilities as of December 31, 2016.

December 31, 2016
Description	Carrying Value	Net Realizable Value (Level 2)
Investment in Marketable Securities	$4,087,231*	$4,087,231*

*During 2016, the Company received $881,066 in principal repayments.

The Company’s investments in marketable securities are limited to mortgage backed securities which have either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The net realizable values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the net realizable value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the net realizable value of these securities is included in the Level 2 fair value hierarchy. In February 2017, the Company sold 100% of its investment in mortgage backed securities.

Fair Value Measurements - The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2017 and 2016, the carrying value of the Company’s investment was $0.

18.	Equity

Distributions - On May 26, 2016, the Company declared a non-recurring special cash distribution on the Company’s common shares of limited liability company interests of $9.25 per share, payable June 15, 2016 to shareholders of record at the close of business on June 6, 2016. Nasdaq set the ex-dividend date as June 16, 2016.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

On August 29, 2016, the Company declared another non-recurring special cash distribution on the Company’s common shares of limited liability company interests of $1.50 per share, payable September 15, 2016 to shareholders of record at the close of business on September 9, 2016.

On June 16, 2017, the Company declared another non-recurring special cash distribution on the Company’s common shares of $1.00 per share, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

19.	Significant Tenants

For the year ended December 31, 2017, on a pro forma basis, rental income from the three largest tenants represented 16%, 11% and 6% of total rental income.

For the year ended December 31, 2016, on a pro forma basis, rental income from the three largest tenants represented 15%, 11% and 10% of total rental income.

20.	Contingencies

Putative Class Action Lawsuit - On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against Gyrodyne Company of America, Inc. (the “Corporation”) and members of its Board of Directors (the "Individual Defendants"), and against GSD and the Company (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The complaint alleged, among other things, that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation and GSD into the Company (the “Merger”) and (ii) the Corporation and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger.

On August 14, 2015, the parties to the Action entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the Court's approval. Under the Settlement, Gyrodyne amended its Proxy Statement on August 17, 2015 with certain supplemental disclosures and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of December 2014. The plaintiff, on behalf of itself and the members of the putative class it represents, agreed to release and dismiss with prejudice all claims that had or could have been asserted in the Action or in any other forum against the Defendants and their affiliates and agents arising out of or relating to the Merger and the other transactions alleged by plaintiff in its complaint, as supplemented. On April 8, 2016, the Court entered a Final Order and Judgment approving the Settlement. By order of the same date, the Court also granted plaintiff’s application for an award of attorney’s fees and reimbursement of expenses in the amount of $650,000 which was paid in full in April 2016.

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2017, the aggregate value of the remaining unsold properties was $4,416,665 higher than the 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

21.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit.  A summary of the leasing arrangements is as follows:

Term			Square Feet	Annual Rent	Rent Abatement	Total Commitment (net of abatement, excluding renewal options)	Additional Commitment (assumes both two-year renewal options are exercised)
May 2016	-	Dec 2018	1,971	$16,754	$14,153(a)	$29,825	$67,014
Aug 2016	-	Dec 2018	2,130	-(b)	-(b)	-(b)	-(b)
May 2017	-	Dec 2018	1,905	$16,193	$5,398	$21,590	$64,770
(a)	In exchange for the rent abatement, the tenant completed capital improvements that exceeded the abatement amount. In addition, the tenant signed a multi-year lease.
(b)	In April 2017, the Company extended the term of a master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenants’ main intent was to sublease the space to artists, on a short-term basis, after which they would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space to one or more artists, on a short-term basis. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per month. The lease term of 29 months covers 2,130 square feet with a maximum annual and total lease commitment of up to $21,300 and $51,475, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2018 of up to $ 51,475 and total commitments including both two-year renewal options of $136,675. The Company believes the lease is in the best interest of the Company as it supports the Company vision to achieve the highest and best use value for Flowerfield. The Company believes establishing an art community at Flowerfield compliments the interests identified in the subdivision application all of which supports maximizing the value of the real estate.

During 2017, the Company extended the term of the first of the above two leases to coincide with the expiration of the third lease as well as provide for two two-year renewals at the tenant’s option.

During the twelve months ended December 31, 2017 and 2016, respectively, the Company received rental revenue of $22,165 and $3,209, respectively.  In addition, the Company made total tenant improvements of $4,220, all of which were completed in 2016.

In early 2016, the Company was in a leasing arrangement with another not-for-profit of which the Company’s Chairman was an unpaid Chairman of the Board of Directors.  In April 2016, the Chairman resigned from the board of this not-for-profit.  During the three months ended March 31, 2016, the Company received rental revenue of $5,715 related to this lease.  After such time this was no longer a related party.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The independent members of the Board of the Company approved all of the leasing transaction described above.

22.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

23.	Subsequent Events

Employment - On January 25, 2018, Gyrodyne entered into an addendum to the employment agreement with Mr. Pitsiokos effective January 25, 2018, pursuant to define with greater specificity Mr. Pitsiokos’ duties and responsibilities with respect to the Company’s properties.

Debt Facility – Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018)  for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025.  The lease amendment obligates the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the buildout of the additional space, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There will be an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7 year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements. The loan is financing the Company’s secondary but dual strategy of maximizing the value of the Flowerfield.