Form 10-Q
period 2018-03-31
Gyrodyne, LLC
filed 2018-05-11
CIK 1589061

    FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On May 11, 2018, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AT MARCH 31, 2018 AND DECEMBER 31, 2017
(Liquidation Basis)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS:
Real estate held for sale	$33,016,665	$33,016,665
Cash and cash equivalents	4,642,307	5,265,368
Rent receivable	176,889	41,226
Other receivables	49,673	53,392
Total Assets	$37,885,534	$38,376,651

LIABILITIES:
Accounts payable	$491,020	$532,671
Accrued liabilities	149,111	261,160
Deferred rent liability	57,532	26,675
Tenant security deposits payable	280,510	293,978
Mortgage loan payable	1,100,000	-
Estimated liquidation and operating costs net of receipts	9,192,965	10,624,817
Total Liabilities	11,271,138	11,739,301
Net assets in liquidation	$26,614,396	$26,637,350

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, at December 31, 2017		$26,637,350
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	(22,954)
Net decrease in liquidation value		(22,954)
Net assets in liquidation, at March 31, 2018		$26,614,396

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

1.	The Company

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a geographically diverse portfolio of medical office and industrial properties and the pursuit of entitlement/re-zoning on properties located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue re-zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process and then dissolve the Company. The value of the real estate reported in the Statements of Net Assets as of March 31, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 11 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property, the Company currently owns one medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) is individually held in a single asset LLC wholly-owned by the Company.

2.	Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan will consist of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the strategic sale of real estate assets;
●	pursuing the entitlement/re-zoning efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities, which the Board believes will improve the chances of obtaining better values for such properties. The value of the real estate reported in the Statements of Net Assets as of March 31, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the return of capital to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. Expanding the aforementioned relationship will increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties (contingent on the Company’s success in re-opening the respective LIRR crossing gate). The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The planned tenant improvements for leases signed in the first quarter are estimated to cost approximately $1,100,000 and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the March 31, 2018 and the December 31, 2017 financial statements.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, New York law does not require shareholder approval for the sale of individual properties, that do not constitute substantially all of a company’s assets and it is not anticipated that any shareholder approval would be sought for such sales. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2019 and after giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.6 million, prior to any future special distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distribution of approximately $17.95 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at March 31, 2018 and do not include the potential value that may be derived from the entitlement efforts to maximize the value on Flowerfield and Cortlandt Manor. While the real estate market is dynamic, and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the estimated remaining $2.3 million investment in those efforts, although there can be no assurance of any such excess.

The Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude the estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land entitlement efforts (including the pursuit of special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

3.	Basis of Quarterly Presentations

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2017.

4.	Summary of Significant Accounting Policies

Gyrodyne is pursuing the strategic disposition of its remaining property in Port Jefferson and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015, Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all the Company’s assets without further approval. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting, the consolidated balance sheet, consolidated statement of operations, statement of equity, consolidated statement of comprehensive income and the consolidated statement of cash flows are no longer presented. The consolidated statement of net assets in liquidation and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019. The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could take up to 21 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets.

The Company is incurring expenses in its pursuit of value associated with the highest and best use for Flowerfield and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

5.	Statements of Net Assets in Liquidation

Net assets in liquidation at March 31, 2018 would result in estimated liquidating distributions of approximately $17.95 per common share. This is a decrease of $0.02 from the December 31, 2017 net assets in liquidation of $17.97 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2018 cash balance of $4.6 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of entitlement/re-zoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 10).
7.	Proceeds from the draw downs on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process.  The Company estimates that it will incur approximately $2.3 million (included in the Statement of Net Assets as part of the estimated liquidation and operating costs net of receipts, See Note 6) in land entitlement/re-zoning costs over the remainder of 2018 and 2019, in an effort to obtain entitlements, including zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the three-months ended March 31, 2018, the Company incurred approximately $230,000 of land entitlement/re-zoning costs.  The Company believes the remaining balance of $2.3 million will be incurred from April 2018 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the Statements of Net Assets as of March 31, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from the land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. The Company is pursuing the re-opening of the Long Island Railroad (“LIRR”) crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The planned tenant improvements for leases signed in the first quarter of 2018 will cost approximately $1.1 million which will largely be financed, rather than using our cash on hand.  To finance the tenant improvements, we secured a non-revolving credit line with a bank for up to $3 million, with the first advance of $1.1 million to be used to finance the foregoing tenant improvements with Stony Brook Hospital.  The balance of the credit line would be available for improvements under future leases with Stony Brook University or its affiliates or other tenant spaces with bank approval.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the March 31, 2018 and the December 31, 2017 financial statements.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at March 31, 2018 ($26,614,396) and December 31, 2017 ($26,637,350) results in estimated liquidating distributions of approximately $17.95 and $17.97, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning efforts. The primary reason for the decline in net assets for the three months ended March 31, 2018 was due to the costs associated with obtaining the debt facility. Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonuses on certain properties are included in the estimated liquidating distributions as of March 31, 2018 and December 31, 2017. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement efforts, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

6.	Liability for Estimated Costs in Excess of Receipts during Liquidation

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2018 through March 31, 2018 is as follows:

	January 1, 2018	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2018
Assets:
Estimated rents and reimbursements	$4,044,202	$(611,182)	$42,492	$3,475,512
Liabilities:
Property operating costs	(2,403,872)	394,943	(12,874)	(2,021,803)
Tenant improvements	(1,304,109)	568,809	(11,834)	(747,134)
Common area capital expenditures	(500,000)	45,013	6,834	(448,153)
Land entitlement costs	(2,516,394)	230,011	-	(2,286,383)
Corporate expenditures	(5,650,775)	613,456	(47,572)	(5,084,891)
Selling costs on real estate assets*	(1,981,000)	-	-	(1,981,000)
Retention bonus payments to Directors (a)*	(417,469)	-	-	(417,469)
Retention bonus payments to Executives and other employees (a)*	(224,790)	-	-	(224,790)
Less prepaid expenses and other assets	329,390	213,756	-	543,146
Liability for estimated costs in excess of estimated receipts during liquidation**	$(10,624,817)	$1,454,806	$(22,954)	$(9,192,965)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the end of 2019.

(a)

The value of the real estate reported in the Statement of Net Assets as of March 31, 2018, does not include the increased value, if any, that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for certain properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

7.	Mortgage Loan Payable

The Company’s wholly-owned subsidiary GSD Flowerfield, LLC secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of $1.1 million is being used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company anticipates modifying the terms of the loan following the completion of its subdivision. As of March 31, 2018, the Company is in compliance with the loan covenants. The mortgage loan is guaranteed by Gyrodyne LLC.

The mortgage loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park (unless assigned) or as follows:

Years Ending December 31,
2018	$2,537
2019	31,359
2020	33,114
2021	34,968
2022	36,926
Thereafter	961,096
Total	$1,100,000

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. Flowerfield Properties Inc. (“FPI”) is a wholly-owned subsidiary of the Company. FPI is a “C” corporation. Any income generated by FPI is subject to a corporate level tax; therefore FPI files separate federal and state income tax returns. The only asset owned by FPI is the investment in The Grove.

Prior to January 1, 2018, the Internal Revenue Service (the “IRS”) would generally determine adjustments of income and deductions at the partnership level when auditing partnership tax returns, but was required to collect any additional taxes, interest and penalties from each of the partners.

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

As of March 31, 2018 and December 31, 2017, Statements of Net Assets include federal and state tax current receivables of $12,544. During the three-months ended March 31, 2018, the Company filed a net operating loss carryback claim, resulting from the write-off of its investment in the Grove, and received a refund of $73,085, the benefit of which was included in the Statement of Net Assets at December 31, 2017.  The Company does not expect to receive any further distributions from the Grove.

9.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at March 31, 2018 and December 31, 2017. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

For the three-months ended March 31, 2018 rental income from the three largest tenants represented approximately 18%, 17% and 6% of total rental income. The three largest tenants by revenue as of March 31, 2018 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center. During the three-months ended March 31, 2018 we increased the space leased to the state agency, by approximately 93%, which will increase the concentration of credit risk respectively.

10.	Commitments

As of March 31, 2018, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

Employment agreements - The Company has an employment agreement with its Chief Executive Officer (the “Agreement”), executed during the quarter ended June 30, 2013. The Agreement contains a bonus of $125,000 payable upon a change of control as defined in the agreement. In addition, the agreement provides for severance equal to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has an employment agreement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equal to 6 months of base salary. On January 25, 2018, Gyrodyne entered into an amendment to the employment agreement with Mr. Pitsiokos effective January 25, 2018, to define with greater specificity Mr. Pitsiokos’ duties and responsibilities with respect to the Company’s properties.

Under Company policy, the aggregate severance commitment contingency to other employees is approximately $81,716.

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

On May 24, 2016, the Company’s Board of Directors amended the Retention Bonus Plan to provide that land development costs incurred on a property since the date of the 2013 appraisal will be added to the 2013 appraised value of the property (“Adjusted Appraised Value”) in calculating appreciation for determining the bonus pool. The foregoing change was approved to better align the interests of the participants in the Retention Bonus Plan with those of the shareholders. The amendment also provides that each of the ten buildings in the Port Jefferson Professional Park will be treated as a “property”, so that a participant’s right to bonus payment on the sale of a Port Jefferson building will vest on, and payments to the bonus pool may be made shortly following, the closing of the sale of that building. As originally adopted, all ten buildings in the Port Jefferson Professional Park were treated as one property, so that a participant departing prior to the sale of all ten buildings would forfeit bonus on all ten buildings. The reason for this original designation was that, at the time of adoption, the Board of Directors believed that Gyrodyne’s entire Port Jefferson property would be sold as one block, not as individual buildings. Subsequent to adoption, the Gyrodyne Board came to believe that the sale of individual buildings would generate the greatest aggregate values and thus would be in the best interests of the Company and its shareholders.

On January 26, 2018, the Board of Directors of the Company approved Amendment No. 2 to the Retention Bonus Plan (the “Plan Amendment”). The Plan Amendment provides for (i) vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor, (ii) entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, and (iii) clarification of how development costs are calculated. As to any of the events referred to in clause (ii) above, a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event. The Plan Amendment does not have the effect of increasing the size of the participant pool, but rather only how benefits are divided among plan participants. The allocations are as follows:

Board Members/Employees	Bonus Pool Percentage
Board Members	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (a)	1.750%
Other Employees	3.850%
Total	100.000%

(a)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

The value of the real estate reported in the Statements of Net Assets as of March 31, 2018 and December 31, 2017, does not include the increase in value that may result from the estimated land entitlement/re-zoning costs. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on certain properties and accordingly the Company has not included any retention bonuses on such sales in the estimated costs in excess of receipt.

There were no payments made during the three-months ended March 31, 2018 under the Retention Bonus Plan.

11.	Contingencies

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of March 31, 2018, the aggregate value of the remaining unsold properties was $4,416,665 higher than the 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

12.	Fair Value of Financial Instruments

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

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy, as defined under FASB ASC Topic No. 820, Fair Value Measurements) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s investment was $0.

13.	Related Party Transactions

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
(b)

In April 2017, the Company extended the term of a master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease term of 29 months covers 2,130 square feet with a maximum annual and total lease commitment of up to $21,300 and $51,475, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2018 of up to $ 51,475 and total commitments including both two-year renewal options of $136,675. The Company believes the lease is in the best interest of the Company as it supports the Company vision to achieve the highest and best use value for Flowerfield. The Company believes establishing an art community at Flowerfield compliments the interests identified in the subdivision application all of which supports maximizing the value of the real estate.

During 2017, the Company extended the term of the first of the above two leases to coincide with the expiration of the third lease as well as provide for two two-year renewals at the tenant’s option.

During the three-months ended March 31, 2018 and the twelve months ended December 31, 2017, respectively, the Company received rental revenue of $20,336 and $22,165, respectively. In addition, the Company made total tenant improvements of $4,220, all of which were completed in 2016.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The independent members of the Board of the Company approved all of the leasing transaction described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2018.

Cautionary Statement Concerning Forward- Looking Information.  This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions.  Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect.  The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to our efforts to enhance the values of our remaining major properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors and retention bonus plan participants, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

The Company manages its business as one operating segment. The Company’s corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold at higher prices (than those achievable under current entitlements) that will maximize distributions to our shareholders during the liquidation process and then dissolve the Company. The value of the real estate reported in the Statement of Net Assets as of March 31, 2018 (predicated on current asset values), does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through March 31, 2018, the Company owns one medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. The Company’s industrial park is situated on ten acres of a 68-acre property in St. James, New York. Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) are individually owned in single asset LLCs wholly-owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue zoning and/or entitlement opportunities intended to increase the values of our two remaining major properties so that they can be sold to a developer at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. To accomplish this, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the strategic sale of real estate assets;
●	pursuing the entitlement/re-zoning efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement/re-zoning process.

The value of the real estate reported in the Statement of Net Assets as of March 31, 2018 (predicated on current asset values), does not include the potential value impact that may result from the Company’s value enhancement efforts. Our efforts to generate the highest values of Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlement and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. The Company is pursuing the re-opening of the LIRR crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The planned tenant improvements for leases signed in the first quarter are believed to cost approximately $1.1 million and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the March 31, 2018 and the December 31, 2017 financial statements.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, New York law does not require shareholder approval for the sale of individual properties that do not constitute substantially all of a company’s assets and it is not anticipated that any shareholder approval would be sought for any such sales. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2019 and after giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.6 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $17.95 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at March 31, 2018 and do not include the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the estimated remaining $2.3 million investment in those efforts, although there can be no assurance of any such excess or whether any appreciation at all will be realized.

The Statement of Net Assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the efforts to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement/re-zoning process and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement/re-zoning costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor.  During the three-months ended March 31, 2018, the Company incurred $230,000 of land entitlement/re-zoning costs, mainly engineering costs to support the Company’s respective entitlement/zoning efforts.  We estimate that the Company may incur approximately $2.3 million in additional land entitlement/re-zoning costs through 2019 in pursuit of entitlements (approximately $0.5 million in Cortlandt Manor and $1.8 million in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than completing the entitlement process itself. While the real estate market is dynamic, the economy is uncertain and there can be no assurances, we anticipate that these expenditures will result in higher sale prices of the properties and larger liquidating distributions to our shareholders than could otherwise be achievable.

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

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres. The purchase price, inclusive of closing costs, was approximately $353,000. The Company was able to take advantage of a distressed sale following foreclosure action by the lender. The property, adjacent to the Cortlandt Medical Center and across the street from New York Presbyterian Hudson Valley Hospital Center, is expected to become part of the Cortlandt Manor MOD. The property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which, although there can be no assurances, the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

On March 31, 2017, The Company filed an application with the Town to develop the Cortlandt Manor property, as follows:

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

The entitlement/re-zoning costs from December 2013 through March 31, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions totaling $1,378,431.

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

We anticipate the Town of Cortlandt Planning Department to host a public hearing (community outreach meeting) in June 2018, at which the Company will present its development plan for the Cortlandt Manor property.  We anticipate that the hearing will result in the Town Planning Board formally issuing a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement.  The Town will then prepare a targeted Generic Environmental Impact Statement with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown has determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department.  In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the Pre-application process.  Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions.  Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold at the Town of Smithtown’s Planning Board is a simple majority.  Had the Suffolk County Planning Commission approved the subdivision application with conditions, those conditions would have to be incorporated into the subdivision plan unless a supermajority of the Town of Smithtown’s Planning Board voted to override any Planning Commission conditions.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement. As a result, at the Planning Board meeting dated April 11, 2018, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018. The former Town Plan Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Company has begun the preparation of the Environmental Impact Statement and has already submitted various studies (which are intended to support its Environmental Impact Statement) to the Town of Smithtown Planning Department prior to the public hearing that it hopes will reduce the time frame to complete the SEQRA process. The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company.

The details of the Company’s subdivision application are as follows:

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	13	Existing Industrial Park – Mixed Use	132,719 sft
3	13	Catering Hall (sold in 2002)	34,685sft
3	2	Parking to support Lot 1	N/A
4	6	Hotel with Restaurant, Spa/Fitness and Conference Center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
5	5	Medical Office /R&D Office Building	55,350 sft
6	6	Medical Office/R&D Office Building	74,650 sft
7	3	Assisted Living	110 units
8	3	Assisted Living	110 units
9	24	Common Area

In addition to the common area within Lot 9, the plan envisions an open space network of trails, benches and passive recreation that will serve as a recreational amenity to tie together the uses within the overall Flowerfield campus landscape. The entitlement costs from December 2013 through March 31, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys totaling $2,077,603. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that is economically advantageous to the Company.

As envisioned in the chart above, the subdivision application will seek to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A. The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of public education. We believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

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

The new additions to the Flowerfield campus conform with the 2015 draft Smithtown Comprehensive Plan Update as they would be focused on uses supportive and beneficial to Stony Brook University (SBU), inclusive of Stony Brook University Hospital, namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities. Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU. It is noted that the Town has recently issued an RFP for a new Comprehensive Plan Update and will not adopt the Update prepared in 2015.

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

Lot 3 is set aside for additional parking to support Lot 1, with a potential for a small building in the future if the uses on Lot 1 do not require all of the Lot 3 parking.

Lot 4 is planned as a 150-room hotel that would include a 150-seat restaurant. The hotel could also have a 500-seat conference space and a 10,000-square foot day spa/fitness center. It is envisioned that this hotel would serve the adjacent catering facility, as well as the office uses on-site and the nearby SBU.

Lots 5 and 6 are envisioned as medical office, general office, or tech space (R&D) in support of SBU, its Hospital and Children’s Hospital, and its Center of Excellence in Wireless and Information Technology (CEWIT). The two lots could be developed separately or as one larger lot. Approximately 130,000 square feet of office space in two buildings (55,350 and 74,650 sf) would be provided.

Lots 7 and 8 are envisioned as assisted living communities, comprising a total of 220 units, again either as two separate lots or one combined lot. There would be a synergy with the SBU Hospital and with the medical office uses for medical care of the residents of the assisted living facilities.

Lot 9 houses a wastewater treatment plant to serve all of the development in the subdivision, as well as an open space network including the 200-foot buffer and the onsite pond.

Summary. The Company is in the process of pursuing entitlements, density and/or rezoning (rezoning applies to Cortlandt Manor only), and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process involves extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices than otherwise obtainable and then proceed with the intended liquidation and dissolution of the Company. As referred to above, the Suffolk County Planning Commission voted on August 2, 2017 to approve the Company’s subdivision application without conditions. Accordingly, the application will require approval of a simple majority, and not a supermajority, of the Town Board for the Company to be able to proceed with its subdivision plan. The Town is now obligated to comply with the provisions of SEQRA in connection with its review of the subdivision application. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018. As a result, at the Planning Board meeting dated May 9, 2018, the Planning Board issued a SEQRA Positive Declaration. The time period for the Town of Smithtown to complete its review of the subdivision application will not begin to run until the SEQRA process has been completed. The Company cannot predict with any reasonable degree of certainty the length of time it will take for the Town of Smithtown to complete the SEQRA process. The Company expects the process of pursuing entitlements, rezoning and density could take up to an additional 21 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. During this process, the subdivision plan could be amended depending on market forces.

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

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the park’s industrial buildings to service Stony Brook University, inclusive of Stony Brook University Hospital, while also making it a cultural destination (arts, health and wellness center) for the community. The Company believes this strategy will enhance the value of the entitlements while also increasing the cashflow and market value of the industrial buildings.

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

To finance the buildout of the additional space, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of $1.1 million is being used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

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

Transaction Summary for the Three Months Ended March 31, 2018

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2018.

Debt Facility. To finance the buildout of the SBU expansion, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of $1.1 million is being used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Leasing Activity. During the three-months ended March 31, 2018, the Company executed one new lease comprising approximately 1,100 square feet and approximately $12,000 in annual revenue plus tenant reimbursements. In addition, the Company executed seven renewals comprising approximately 7,000 square feet and approximately $83,000 in annual revenue. The Company also executed one expansion and one down-size resulting in a net increase of approximately 10,500 square feet, approximately $82,000 in annual revenue and approximately $3.2 million in total lease commitments.

The new lease, lease renewals, expansion and down-size signed during the three-months ended March 31, 2018 included tenant allowances and rent abatements of approximately $1 million and $41,000, respectively which were associated with total lease commitments of approximately $3.2 million. The Company incurred approximately $210,000 in lease commissions during the three-months ended March 31, 2018.

There were two terminations during the three-months ended March 31, 2018, comprising approximately 1,600 square feet and approximately $13,800 in annual revenue.

Retention Bonus Plan. On January 26, 2018, the Board of Directors of the Company approved Amendment No. 2 to its Retention Bonus Plan (the “Plan Amendment”). The Plan Amendment provides for (i) vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor, (ii) entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, and (iii) clarification of how development costs are calculated. As to any of the events referred to in clause (ii) above, a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event. The Plan Amendment does not have the effect of increasing the size of the participant pool, but rather only how benefits are divided among plan participants.

During the three-months ended March 31, 2018, there were no payments made under the Retention Bonus Plan.

Critical Accounting Policies

Gyrodyne is pursuing the strategic disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is imminent, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Income taxes - The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company believes it is more likely than not that its tax positions will be sustained in any tax examinations. The Company has no income tax expense, deferred tax assets or liabilities, associated with any such uncertain tax positions. The Company’s open tax years are 2015, 2016, and 2017.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at March 31, 2018 would result in estimated liquidating distributions of approximately $17.95 per common share. This decrease of $0.02 from the December 31, 2017 net assets in liquidation of $17.97 per common share is the result of costs associated with obtaining the debit facility which closed in March 2018.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2018 cash balance of $4.6 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of the entitlement/rezoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan.
7.	Proceeds from the draw downs on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.3 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement/re-zoning costs over the 21 months ended December 31, 2019, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the three-months ended March 31, 2018, the Company incurred approximately $230,000 of land entitlement/re-zoning costs. The Company believes the remaining balance of $2.3 million will be incurred from April 2018 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of March 31, 2018 (predicated on current asset values) does not include the potential value impact that may result from the estimated remaining $2.3 million in land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space to meet our expanding relationship with Stony Brook University, which the Company believes will enhance the value of the property as a whole by improving the building space and drawing a high quality long-term tenant. It would also increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes that the planned tenant improvements for leases signed in the first quarter of 2018 will cost approximately $1.1 million and that we are financing the cost of such tenant improvements with a debit facility, rather than using our cash on hand.  To finance the tenant improvements, we secured a non-revolving credit line with a bank for up to $3 million, with the first advance of $1.1 million to be used to finance the foregoing tenant improvements with Stony Brook Hospital.  The balance of the credit line would be available for improvements under future leases with Stony Brook University or its affiliates or other tenant spaces with bank approval.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the March 31, 2018 and the December 31, 2017 financial statements.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at March 31, 2018 ($26,614,396) results in estimated liquidating distributions of approximately $17.95 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning efforts. Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonuses for the sale of the Flowerfield property are included in the estimated liquidating distributions as of March 31, 2018. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement/re-zoning efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2018 (dollars are in millions).

March 31, 2018 cash and cash equivalents balance	$4.64
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.76)	(i)
Principal payments on mortgage loan	(1.10)
Free cash flow from rental operations	0.78	(ii)
General and administrative expenses including final liquidation and dissolution	(4.18)	(iii)
Land entitlement costs in pursuit of the highest and best use	(2.29)	(iv)
Gross real estate proceeds	33.02
Selling costs on real estate	(1.98)
Retention bonus plan for directors, officers and employees	(0.64)	(v)
Severance	(0.43)
Directors and officers insurance (“D&O”) – tail policy	(0.45)
Net Assets in Liquidation	$26.61	(vi)

(i)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(0.76).
(ii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.78.

(iii)

The General and Administrative expenses are estimated to be $4.18. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.29 million in costs over the liquidation period ending December 31, 2019 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The gross real estate proceeds do not include the value impact that may result from the estimated land entitlement/re-zoning efforts. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) on certain properties and accordingly the Company has not included any estimated bonuses on the sale of the Flowerfield property. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the properties exceed the value of the real estate reported in the Statement of Net Assets as of March 31, 2018, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement/re-zoning costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the Flowerfield property in accordance with the provisions of the retention bonus plan.

(vi)

The net assets in liquidation at March 31, 2018 would result in liquidating distributions of approximately $17.95 per common share ($26.6 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $2.3 million in land entitlement/re-zoning costs. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the three-months ended March 31, 2018 which is discussed below:

Net assets in liquidation at January 1, 2018	$26,637,350
Changes in net assets in liquidation for the three-months ended March 31, 2018:
Remeasurement of assets and liabilities in liquidation	(22,954)
Net decrease in net assets in liquidation	(22,954)
Net assets in liquidation at March 31, 2018	$26,614,396

Liquidity and Capital Resources

Cash Flows:

As we pursue our plan to sell our properties strategically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our net assets through cash flow management of our tenant leases, maintaining or improving occupancy, and enhance the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated change in zone/entitlements.

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

We generally finance our operations and acquisitions through cash on hand. However, we entered into a secured non-revolving credit line on March 21, 2018 that will provide up to $3.0 million in financing for tenant improvements pursuant to certain leases with Stony Brook University. The balance of the loan can only be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase. We believe leveraging our tenant improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations. The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share.

As of March 31, 2018, the Company had cash and cash equivalents totaling approximately $4.6 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $4.6 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $33.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.6 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets;
●	sale of assets; and
●	debt facility earmarked for tenant improvements.

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land entitlement/re-zoning costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets and funds available through its debt facility will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions throughout the liquidation process.

The Company’s primary non-operating cashflows for the three-months ended March 31, 2018 were as follows:

●	$1,100,000 in loan proceeds.

Our primary non-operating uses of cash for the three-months ended March 31, 2018 were as follows:

●	$76,148 of costs incurred in the pursuit of entitlements for the Cortlandt Manor property.
●	$153,863 of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$613,822 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.
●	$118,303 of costs incurred to secure non-revolving credit line.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2018.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2017, filed with the Securities and Exchange Commission on March 28, 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of March 31, 2018, the aggregate appraised value of our remaining unsold properties was $4,416,665 higher than the 2014 appraised values for such properties.

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

Items 2 through 5 are not applicable to the Company in the three months ended March 31, 2018.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (4)

10.5	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(2)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(7)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: May 11, 2018	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (5)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (4)

10.5	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013 and is incorporated herein by reference.

(2)

Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014 and is incorporated herein by reference.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(7)	Filed as part of this Report.

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