Form 10-Q
period 2018-06-30
Gyrodyne, LLC
filed 2018-08-09
CIK 1589061

    FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 9, 2018, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Liquidation Basis)

	June 30,	December 31,
	2018 (Unaudited)	2017
ASSETS:
Real estate held for sale	$33,016,665	$33,016,665
Cash and cash equivalents	3,840,167	5,265,368
Rent receivable	75,044	41,226
Other receivables	48,399	53,392
Total Assets	$36,980,275	$38,376,651

LIABILITIES:
Accounts payable	$554,375	$532,671
Accrued liabilities	159,446	261,160
Deferred rent liability	31,929	26,675
Tenant security deposits payable	276,624	293,978
Mortgage loan payable	1,100,000	-
Estimated liquidation and operating costs net of receipts	8,102,781	10,624,817
Total Liabilities	10,225,155	11,739,301
Net assets in liquidation	$26,755,120	$26,637,350

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2018

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2017		$26,637,350
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	117,770
Net increase in liquidation value		117,770
Net assets in liquidation, as of June 30, 2018		$26,755,120

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED JUNE 30, 2018 (unaudited)

1.	The Company

Gyrodyne, LLC (“Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlement/re-zoning on such properties, which are located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

The Company’s corporate strategy is to pursue re-zoning and/or entitlement opportunities which are intended to increase the values of our two remaining major properties (Flowerfield and Cortlandt Manor) so that they can be sold at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process and then dissolve the Company.  The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 12 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement, such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company currently owns one medical office park and one of fourteen buildings in a second medical office park, together comprising approximately 37,000 rentable square feet, and a multitenant industrial park comprising approximately 130,000 rentable square feet. The aforementioned industrial park is situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company.  Each of the medical office park in Cortlandt Manor, the building in the Port Jefferson Professional Park and the Flowerfield Industrial Park (including its undeveloped portion) is individually held in a single asset LLC wholly-owned by the Company.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities while simultaneously enhancing the value of its leases.  The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.  Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders.  The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of the return of capital to our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to our amended lease with Stony Brook University.  The Company believes the amended lease enhances the value of the property as a whole by improving the building space and expanding the amount of space we are leasing to a high-quality long-term tenant. The Company is pursuing the re-opening of the Long Island Railroad (“LIRR”) crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The planned tenant improvements for leases signed in the first quarter were estimated to cost approximately $1,100,000 and were financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the June 30, 2018 and the December 31, 2017 financial statements.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as has been our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law.  However, New York law does not require shareholder approval for the sale of individual properties that do not constitute substantially all of a company’s assets. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties.  Assuming the liquidation process continues through the end of 2019 and after giving effect to the estimated flow of cash from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.8 million, prior to any future special distributions, based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets.  Such cash would equate to future liquidating distribution of approximately $18.05 per share based on Gyrodyne having 1,482,680 common shares outstanding.  These estimated distributions are based on values at June 30, 2018 and do not include the potential value that may be derived from our efforts to maximize the value on Flowerfield and Cortlandt Manor.

The Statements of Net Assets are based on certain estimates.  Uncertainties as to the precise value of our non-cash assets, which exclude the estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through certain land entitlement efforts (including the pursuit of special permits and or zone changes) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts.  Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions to our shareholders will be reduced and could be eliminated.

3.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2017.

4.	Summary of Significant Accounting Policies

Gyrodyne is pursuing the disposition of its remaining property in Port Jefferson and the enhancement of the value of the Flowerfield and Cortlandt Manor properties by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of increasing the values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  Therefore, effective September 1, 2015, Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting.  Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement the Board has the ability to sell all the Company’s assets without further approval.  As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity, comprehensive income and cash flows are no longer presented. The consolidated statements of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019. The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could take up to 18 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

The Company is incurring expenses in its pursuit of value associated with the highest and best use for Flowerfield and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement/re-zoning costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2019. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period. Actual results could differ from those estimates.

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets in liquidation by the number of shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not, as of June 30, 2018 and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

5.	Statements of Net Assets in Liquidation

Net assets in liquidation as of June 30, 2018 would result in estimated liquidating distributions of approximately $18.05 per common share. This is an increase of $0.08 from the December 31, 2017 estimated net assets in liquidation of $17.97 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2018 cash balance of $3.8 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of entitlement/re-zoning of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 11).
7.	Proceeds from the drawdowns on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

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

The Company estimates that it will incur approximately $2 million (included in the Statement of Net Assets as of June 30, 2018, as part of the estimated liquidation and operating costs net of receipts, See Note 6) in land entitlement/re-zoning costs over the remainder of 2018 and 2019, in an effort to obtain entitlements, including zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the six-months ended June 30, 2018, the Company incurred approximately $508,000 of land entitlement/re-zoning costs.  The Company believes the remaining balance of approximately $2 million will be incurred from July 2018 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from the land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to our amended lease with Stony Brook University.  The Company believes the amended lease enhances the value of the property as a whole by improving the building space and expanding the amount of space we are leasing to a high-quality long-term tenant. The Company is pursuing the re-opening of the Long Island Railroad (“LIRR”) crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The tenant improvements for leases signed in the first quarter of 2018 cost approximately $1.1 million which were financed with a non-revolving credit line ( rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the June 30, 2018 and the December 31, 2017 financial statements.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation as of June 30, 2018 ($26,755,120) and December 31, 2017 ($26,637,350) would result in estimated liquidating distributions of approximately $18.05 and $17.97, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning efforts.  The increase in net assets in liquidation for the six months ended June 30, 2018 was due to the savings in the officers and directors insurance policy and the timing of individual property sales.  Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonus on one property are included in the estimated liquidating distributions as of June 30, 2018 and December 31, 2017. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement efforts, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2018 through June 30, 2018 is as follows:

	January 1, 2018	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2018
Assets:
Estimated rents and reimbursements	$4,044,202	$(1,180,071)	$179,064	$3,043,195
Liabilities:
Property operating costs	(2,403,872)	749,705	(120,642)	(1,774,809)
Tenant improvements	(1,304,109)	1,061,545	29,691	(212,873)
Common area capital expenditures	(500,000)	47,964	6,834	(445,202)
Land entitlement costs	(2,516,394)	508,222	-	(2,008,172)
Corporate expenditures	(5,650,775)	1,097,481	22,823	(4,530,471)
Selling costs on real estate assets*	(1,981,000)	-	-	(1,981,000)
Retention bonus payments to Directors (a)*	(417,469)	-	-	(417,469)
Retention bonus payments to Executives and other employees (a)*	(224,790)	-	-	(224,790)
Less prepaid expenses and other assets	329,390	119,420	-	448,810
Liability for estimated costs in excess of estimated receipts during liquidation**	$(10,624,817)	$2,404,266	$117,770	$(8,102,781)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the end of 2019.

(a)

The value of the real estate reported in the Statement of Net Assets as of June 30, 2018, does not include the increased value, if any, that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for one of the properties and accordingly the Company has not included any retention bonuses on the sale of such properties.

7.	Disposition Activities

Port Jefferson Professional Park.  On June 7, 2018, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement (the “Agreement”) to sell the real property known as 11 Medical Drive, Port Jefferson Station, New York for $800,000.  The outside closing date is September 21, 2018 with no right to extend.

8.	Mortgage Loan Payable

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

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company anticipates modifying the terms of the loan following the completion of its subdivision. As of June 30, 2018, the Company is in compliance with the loan covenants. The mortgage loan is guaranteed by Gyrodyne LLC.

The mortgage loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park (unless assigned) or as follows:

Years Ending December 31,
2018	$2,537
2019	31,359
2020	33,114
2021	34,968
2022	36,926
Thereafter	961,096
Total	$1,100,000

9.	Income Taxes

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

As of June 30, 2018 and December 31, 2017, Statements of Net Assets include federal and state tax current receivables of $12,544. During the six-months ended June 30, 2018, the Company filed a net operating loss carryback claim, resulting from the write-off of its investment in the Grove, and received a refund of $73,085, the benefit of which was included in the estimated liquidation and operating costs net of receipts in the Statement of Net Assets at December 31, 2017. The Company does not expect to receive any further distributions from the Grove.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2018 and December 31, 2017. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure to the local economies.

For the six-months ended June 30, 2018 rental income from the three largest tenants represented approximately 20%, 18% and 6% of total rental income. The three largest tenants by revenue as of June 30, 2018 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center. During the six-months ended June 30, 2018 we increased the space leased to the state agency, by approximately 93%, which will increase the concentration of credit risk respectively.

11.	Commitments

As of June 30, 2018, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

Employment agreements - The Company has an employment agreement with its Chief Executive Officer (the “Agreement”).  The Agreement contains a bonus of $125,000 payable upon a change of control as defined in the agreement.  In addition, the agreement provides for severance equal to 6 months of base salary and the vesting and related payment of the change of control bonus.

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

The Retention Bonus Plan provides for a bonus pool to be funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its 2013 appraised value as designated in the bonus plan.  The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013.  Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

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

The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 and December 31, 2017, does not include the increase in value that may result from the estimated land entitlement/re-zoning costs. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on one property and accordingly the Company has not included any retention bonuses on such sales in the estimated costs in excess of receipt.

There were no payments made during the six-months ended June 30, 2018 under the Retention Bonus Plan.

12.	Contingencies

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of June 30, 2018, the aggregate value of the remaining unsold properties was $4,416,665 higher than the 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

13.	Fair Value of Financial Instruments

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

14.	Related Party Transactions

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

During the six-months ended June 30, 2018 and the twelve months ended December 31, 2017, respectively, the Company received rental revenue of $40,527 and $22,165, respectively. In addition, the Company made total tenant improvements of $4,220, all of which were completed in 2016.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The independent members of the Board of the Company approved all of the leasing transaction described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2018.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to our efforts to enhance the values of our remaining major properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors and retention bonus plan participants, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically (including related enhancement efforts), make liquidating distributions and dissolve, and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement and/or zoning opportunities while simultaneously enhancing the value of its leases.  The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 and December 31, 2017 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlements and/or zoning changes, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Part II, Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through June 30, 2018, the Company owns the following properties:

●         The Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 12 acres,

●         one medical office building, comprising approximately 3,000 square feet in the Port Jefferson Professional Park; and

●         the Flowerfield Industrial Park comprising approximately 130,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York.

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

The value of the real estate reported in the Statement of Net Assets as of June 30, 2018 and December 31, 2017 (predicated on current asset values), does not include the potential value impact that may result from the Company’s value enhancement efforts. Our efforts to generate the highest values of Flowerfield and Cortlandt Manor may involve, in limited circumstances, the acquisition of certain adjacent properties, pursuit of joint venture relationships, entitlement and/or zoning changes and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the acquisition of properties or the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to our amended lease with Stony Brook University.  The Company believes the amended lease enhances the value of the property as a whole by improving the building space and expanding the amount of space we are leasing to a high-quality long-term tenant. The Company is pursuing the re-opening of the LIRR crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The planned tenant improvements for leases signed in the first quarter of approximately $1.1 million were financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the June 30, 2018 and the December 31, 2017 financial statements.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2019 and after giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.76 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $18.05 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at June 30, 2018 and do not include the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the estimated remaining $2 million investment in those efforts, although there can be no assurance of any such excess or whether any appreciation at all will be realized.

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

Properties Under Contract or Sold

Port Jefferson Profession Park

On June 7, 2018, the Company’s wholly-owned subsidiary GSD Port Jefferson, LLC entered into a Purchase and Sale Agreement (the “Agreement”) to sell the real property known as 11 Medical Drive, Port Jefferson Station, New York for $800,000.  The outside closing date is September 21, 2018 with no right to extend.

Property Value Enhancement

The Company is pursuing entitlements/zoning to maximize the value of Flowerfield and Cortlandt Manor.  During the six-months ended June 30, 2018, the Company incurred approximately $508,000 of land entitlement/re-zoning costs, mainly engineering costs to support the Company’s respective entitlement/zoning efforts.  We estimate that the Company may incur approximately $2 million in additional land entitlement/re-zoning costs through 2019 in pursuit of entitlements (approximately $400,000 in Cortlandt Manor and $1.6 million in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction values in the shortest period of time with the least amount of risk to the Company.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties that the Company finds more attractive from a timing or value perspective than values we believe may be reasonably achievable through completing the entitlement process ourselves.  While the real estate market is dynamic, the economy is uncertain and there can be no assurances, we anticipate that these expenditures will result in higher sale prices of the properties and larger liquidating distributions to our shareholders than could otherwise be achievable.

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District (“MOD”). The purpose of the MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD allows for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate twelve acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately two years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres.  The purchase price, inclusive of closing costs, was approximately $353,000.  The Company was able to take advantage of a distressed sale following foreclosure action by the lender.  The property, adjacent to the Cortlandt Medical Center and across the street from New York Presbyterian Hudson Valley Hospital Center, is within the boundary of the MOD.  Although there can be no assurances the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and provide a significant return on investment to the shareholders.

On March 31, 2017, The Company filed an application with the Town to develop the Cortlandt Manor property, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent, financial impact and other variables to ensure the application synchronizes with the Town’s vision for the MOD.  Furthermore, we are also seeking flexible approval of overall yield that would allow us to reallocate yield among medical office, multi-family and retail to accommodate changes in market demand.

The entitlement/re-zoning costs from December 2013 through June 30, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions totaling $1,441,005.

As a property owner with eligible parcels in this proposed district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office with limited retail and residential use and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

The Town of Cortlandt Planning Department hosted a public hearing (community outreach meeting) in June 2018 where the Company presented its development plan for the Cortlandt Manor property.  We anticipate a second public meeting to take place in August 2018.  We anticipate that the hearings will result in the Town Planning Board formally issuing a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”).  The Town will then prepare a Generic Environmental Impact Statement (“GEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. It is noted that the Town planning consultant has been performing the traffic/transportation study over the past six months which will comprise a substantial portion of the GEIS.  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

Flowerfield.  Following market research and related feasibility studies, we identified entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk.  The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning.  We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement.  As a result, at the Planning Board meeting dated April 11, 2018, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process.  The former Town Plan Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.   The Town issued the Final Scope on July 7, 2018.  The Company has begun to prepare the Environmental Impact Statement and has already submitted various studies (which are intended to support its Environmental Impact Statement) to the Town of Smithtown Planning Department prior to the public hearing that it hopes will reduce the time frame to complete the SEQRA process.  The Company anticipates submitting its EIS in the third quarter of 2018.

The details of the Company’s subdivision application are as follows:

SUBDIVISION LOT #	LOT SIZE (acres)	LAND USE	BUILDING SIZE/YIELD
1	13	Existing Industrial Park – Mixed Use	132,719 sft
2	13	Catering Hall (sold in 2002)	34,685sft
3	2	Parking to support Lot 1	N/A
4	6	Hotel with Restaurant, Spa/Fitness and Conference Center	150 Rooms plus 150 seat restaurant 10,000 sft 500 seats
5	5	Medical Office /R&D Office Building	55,350 sft
6	6	Medical Office/R&D Office Building	74,650 sft
7	3	Assisted Living	110 units
8	3	Assisted Living	110 units
9	24	Common Area

In addition to the common area within Lot 9, the plan envisions an open space network of trails, designated biking lanes and passive recreation that will serve as a recreational amenity to tie together the uses within the overall Flowerfield campus landscape.  The entitlement costs from December 2013 through June 30, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys totaling $2,293,240. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that we believe will result in maximum pre-construction values in the shortest amount of time and limited risk.

The subdivision application seeks to subdivide the Flowerfield property using a low-impact development campus approach that provides a complementary mix of land uses with a green space network throughout the subdivision. Opportunities for shared green space, roads, utilities and parking are incorporated into the plan and preserves the historic 200-foot setback from Route 25A.  The Flowerfield campus would be a beautiful, environmentally sound and amenity enriched community that wouldn’t overly burden existing infrastructure and the local community with the additional costs of public education.  We believe the campus will generate a significant new real estate tax base for the Town of Smithtown and the Smithtown Central School District.

The Company’s subdivision application is expected to include proposed uses for the subdivided lots, although the specific uses will be determined by the eventual purchasers. It is anticipated that the proposed uses described herein would be typical of those chosen by the future owners and as a result we requested that the subdivision be considered with those uses so that the purchasers of the lots would have an assigned density. Furthermore, while we are pursuing the above entitlements, we are also seeking the approval of yield that can be transferred between the proposed uses as market demand changes. The Company’s subdivision application includes perfecting the subdivision of the catering facility (13 acres hereafter referred to as lot 2) which the Company sold in 2002.

The new additions to the Flowerfield campus conform with the 2015 draft Smithtown Comprehensive Plan Update as they would be focused on uses supportive and beneficial to Stony Brook University (SBU), inclusive of Stony Brook University Hospital, namely, the development of a first class 150 bed hotel with conference facilities, restaurant and health club; medical office facilities; and assisted living facilities. Furthermore, the future connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU. It is noted that the Town has recently issued an RFP for a new Comprehensive Plan Update and will not adopt the Update prepared in 2015.

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

Flowerfield Industrial Park Value Enhancement Strategy. The Company’s primary strategy is to pursue entitlements to maximize the pre-construction value of Flowerfield.  The Company is also implementing a secondary but parallel strategy to enhance the value of the Flowerfield Industrial Park’s current buildings even further by expanding our relationship with our largest tenant, Stony Brook University.

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

Our business relationship with Stony Brook University is expanding. Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018) for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025. The lease amendment obligated the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter. The tenant took possession in the third quarter of 2018.

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

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

The Company is committed to focusing its current capital on supporting operations and the pursuit of entitlements.  The loan is financing the tenant improvements pursuant to current and future leases associated with the Company’s secondary but dual strategy of maximizing the value of the Flowerfield industrial buildings.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants and/or the potential value of certain entitlements being perused in Cortlandt and Flowerfield, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2018. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Transaction Summary for the Six-Months Ended June 30, 2018

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2018.

Debt Facility. To finance the tenant improvements associated with the SBU expansion, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the expanded signed leasing relationship with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or its affiliates (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Leasing Activity. During the six-months ended June 30, 2018, the Company executed three new leases comprising approximately 2,000 square feet and approximately $23,000 in annual revenue plus tenant reimbursements. In addition, the Company executed nine renewals comprising approximately 9,000 square feet and approximately $114,000 in annual revenue. The Company also executed one expansion and one down-size resulting in a net increase of approximately 10,500 square feet, approximately $82,000 in annual revenue and approximately $3.2 million in total lease commitments.

The new lease, lease renewals, expansion and down-size signed during the six-months ended June 30, 2018 included tenant allowances and rent abatements of approximately $1.1 million and $42,000, respectively which were associated with total lease commitments of approximately $3.3 million. The Company incurred approximately $210,000 in lease commissions during the six-months ended June 30, 2018.

There were three terminations during the six-months ended June 30, 2018, comprising approximately 2,300 square feet and approximately $29,000 in annual revenue.

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

During the six-months ended June 30, 2018, there were no payments made under the Retention Bonus Plan.

Critical Accounting Policies

Gyrodyne is pursuing the disposition of certain properties and the enhancement of the value of the Flowerfield and Cortlandt Manor properties, by pursuing various zoning/entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting.  Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million.  The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company.  As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

Principles of consolidation - The consolidated financial statements include the accounts of Gyrodyne and all subsidiaries. All consolidated subsidiaries are wholly-owned. All inter-company balances and transactions have been eliminated.

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet and consolidated statements of operations, equity, comprehensive income and cash flows are no longer presented. The consolidated statements of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019.  The Company is in the process of pursuing entitlements, density and/or rezoning, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement, rezoning and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, rezoning and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, rezoning and density could take up to 18 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statements of Net Assets.

The Company is pursuing value associated with the highest and best use for Flowerfield and the Cortlandt Medical Center. The actual costs of achieving such values may differ materially from the assumptions and estimates utilized and accordingly, could have a significant impact on the value of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement/re-zoning costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by the end of 2019. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation as of June 30, 2018 would result in estimated liquidating distributions of approximately $18.05 per common share. This increase of $0.08 from the December 31, 2017 estimated net assets in liquidation of $17.97 per common share is mainly attributable to the savings in the officer and director policy and the timing of individual property sales.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2018 cash balance of $3.8 million plus adjustments for the following items which are estimated through December 31, 2019:

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement/re-zoning costs over the 18 months ended December 31, 2019, inclusively, in an effort to obtain entitlements, inclusive of zone changes and special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the six-months ended June 30, 2018, the Company incurred approximately $508,000 of land entitlement/re-zoning costs. The Company believes the remaining balance of approximately $2 million will be incurred from July 2018 through the end of liquidation. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of zones/entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement/re-zoning efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the Statements of Net Assets as of June 30, 2018 (predicated on current asset values) does not include the potential value impact that may result from the estimated remaining $2 million in land entitlement/re-zoning costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to our amended lease with Stony Brook University.  The Company believes the amended lease enhances the value of the property as a whole by improving the building space and expanding the amount of space we are leasing to a high-quality long-term tenant. The Company is pursuing the re-opening of the LIRR crossing gate connecting the Flowerfield property and the University.  This re-opening would increase the synergy with the University and allow for a portion of the vehicle trip generation from this office space to be accommodated using the internal access point between the properties. The Company believes positioning the industrial park buildings to mitigate traffic impact on the local roads will maximize the entitlements and related value it is pursuing on the Flowerfield property.  The planned tenant improvements for leases signed in the first quarter of 2018 of approximately $1.1 million were financed with a debit facility, rather than using our cash on hand.  To finance the tenant improvements, we secured a non-revolving credit line with a bank for up to $3 million, with the first advance of $1.1 million used to finance the foregoing tenant improvements with Stony Brook Hospital.  The balance of the credit line is available for improvements under future leases with Stony Brook University or its affiliates or other tenant spaces with bank approval.  The additional value from the Stony Brook lease expansion signed in the first quarter of 2018 and the remaining balance of the estimated cost of the related tenant improvements were included in the real estate value and estimated costs in excess of receipts, respectively, of both the June 30, 2018 and the December 31, 2017 financial statements.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation as of June 30, 2018 ($26,755,120) results in estimated liquidating distributions of approximately $18.05 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement/re-zoning efforts. Neither the additional value that may be derived from the land entitlement/re-zoning costs, nor the retention bonuses for the sale of one certain property are included in the estimated liquidating distributions as of June 30, 2018. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement/re-zoning efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2018 (dollars are in millions).

June 30, 2018 cash and cash equivalents balance	$3.84
Interest income offset by net cash used to settle current working capital acct and security deposits	(0.93)	(i)
Principal payments on mortgage loan	(1.10)
Free cash flow from rental operations	1.04	(ii)
General and administrative expenses including final liquidation and dissolution	(3.67)	(iii)
Land entitlement costs in pursuit of the highest and best use	(2.01)	(iv)
Gross real estate proceeds	33.02
Selling costs on real estate	(1.98)
Retention bonus plan for directors, officers and employees	(0.64)	(v)
Severance	(0.43)
Directors and officers insurance (“D&O”) – tail policy	(0.38)
Net Assets in Liquidation	$26.76	(vi)

(i)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(0.93).

(ii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.04.

(iii)

The General and Administrative expenses are estimated to be $3.67. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $2.01 million in costs over the liquidation period ending December 31, 2019 to obtain entitlements, inclusive of zone changes and special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The gross real estate proceeds do not include the value impact that may result from the estimated land entitlement/re-zoning efforts. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) on one property and accordingly the Company has not included any estimated bonuses on the sale of such property. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the property exceeds the value of the real estate reported in the Statement of Net Assets as of June 30, 2018, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement/re-zoning costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the property in accordance with the provisions of the retention bonus plan.

(vi)

The net assets in liquidation at June 30, 2018 would result in liquidating distributions of approximately $18.05 per common share ($26.76 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $2 million in land entitlement/re-zoning costs. The Company believes the land entitlement/re-zoning costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement/re-zoning costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various zoning or entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the six-months ended June 30, 2018 which is discussed below:

Net assets in liquidation as of January 1, 2018	$26,637,350
Changes in net assets in liquidation for the six-months ended June 30, 2018:
Remeasurement of assets and liabilities in liquidation	117,770
Net increase in net assets in liquidation	117,770
Net assets in liquidation as of June 30, 2018	$26,755,120

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

As the Company executes on the sale of assets, it will no less than annually review its capital needs and make prudent distribution decisions regarding any excess cash.  Upon completion of these activities, if successful, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”).  Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders.  The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

We generally finance our operations through cash on hand.  However, we entered into a secured non-revolving credit line on March 21, 2018 that provides up to $3.0 million in financing for tenant improvements pursuant to certain leases with Stony Brook University.  During the first six months of 2018, the Company borrowed $1.1 million, with $1.9 million still available to be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.  We believe leveraging our tenant improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations.  The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share.

As of June 30, 2018, the Company had cash and cash equivalents totaling approximately $3.8 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months. The $3.8 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the acquisition of properties, pursuit of joint venture relationships, entitlements and/or zoning changes and other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the Statement of Net Assets total gross cash proceeds from the sale of its assets of approximately $33.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.76 million.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2018 were as follows:

●	$1,100,000 in loan proceeds.
●	$(138,723) of costs incurred in the pursuit of entitlements for the Cortlandt Manor property.
●	$(369,499) of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$(1,109,509) of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.
●	$(118,392) of costs incurred to secure non-revolving credit line.

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

During the six-months ended June 30, 2018, the Company filed a net operating loss carryback claim, resulting for the write-off of its investment in the Grove, and received a refund of $73, 085, the benefit of which was included in the Statement of Net Assets as of December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of June 30, 2018, the aggregate appraised value of our remaining unsold properties was $4,416,665 higher than the 2014 appraised values for such properties.

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

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2018.

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

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INSXBRL Instance (5)

101.SCHXBRL Taxonomy Extension Schema (5)

101.CALXBRL Taxonomy Extension Calculation (5)

101.DEFXBRL Taxonomy Extension Definition (5)

101.LABXBRL Taxonomy Extension Labels (5)

101.PREXBRL Taxonomy Extension Presentation (5)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Filed as part of this Report.

(6)

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

GYRODYNE, LLC

Date: August 9, 2018	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INSXBRL Instance (5)

101.SCHXBRL Taxonomy Extension Schema (5)

101.CALXBRL Taxonomy Extension Calculation (5)

101.DEFXBRL Taxonomy Extension Definition (5)

101.LABXBRL Taxonomy Extension Labels (5)

101.PREXBRL Taxonomy Extension Presentation (5)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Filed as part of this Report.

(6)

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