Form 10-Q
period 2018-09-30
Gyrodyne, LLC
filed 2018-11-09
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2018

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

On November 9, 2018, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(Liquidation Basis)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS:
Real estate held for sale	$32,676,000	$33,016,665
Cash and cash equivalents	3,756,506	5,265,368
Rent receivable	61,958	41,226
Other receivables	74,514	78,488
Total Assets	$36,568,978	$38,401,747

LIABILITIES:
Accounts payable	$492,298	$532,671
Accrued liabilities	154,162	261,160
Deferred rent liability	23,190	26,675
Tenant security deposits payable	261,817	293,978
Mortgage loan payable	1,100,000	-
Estimated liquidation and operating costs net of estimated receipts	7,907,595	10,649,913
Total Liabilities	9,939,062	11,764,397
Net assets in liquidation	$26,629,916	$26,637,350

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2018

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2017		$26,637,350
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	459,335
Remeasurement of assets and liabilities	(466,769)
Net decrease in liquidation value		(7,434)
Net assets in liquidation, as of September 30, 2018		$26,629,916

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

1.	The Company

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlement on such properties, which are located in Suffolk (“Flowerfield”) and Westchester Counties (“Cortlandt Manor”), New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement opportunities and enhancing the value of its leases.  The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the statements of net assets as of September 30, 2018 and December 31, 2017 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.  The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets.  The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and settle and pay our remaining liabilities and obligations.  Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising approximately 130,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres is included in the subdivision application filed with the Town of Smithtown.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2018.

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

3.	Summary of Significant Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  Therefore, effective September 1, 2015, Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting.  Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million.  The LLC Agreement also provides that the Company will dissolve, and its affairs wound up, upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the remaining process of pursuing entitlements and density could take up to 15 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not, as of September 30, 2018 and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.  Certain prepaid expenses and other assets have been reclassified as other receivables on the statement of net assets.

5.	Statements of Net Assets in Liquidation

Net assets in liquidation as of September 30, 2018 would result in estimated liquidating distributions of approximately $17.96 per common share. This is a decrease of $0.01 from the December 31, 2017 estimated net assets in liquidation of $17.97 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2018 cash balance of $3.8 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of entitlement of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 11).
7.	Proceeds from the drawdowns on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company increased the value of the real estate by $459,335, during the quarter ended September 30, 2018, which reflects the cost of tenant improvements pursuant to certain new and amended leases during such period.  The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process.  The Company estimates that it will incur approximately $1.7 million (included in the statement of net assets as of September 30, 2018, as part of the estimated liquidation and operating costs net of estimated receipts, See Note 6) in land entitlement costs over the remainder of 2018 and 2019, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the nine-months ended September 30, 2018, the Company incurred approximately $812,000 of land entitlement costs.  The Company believes the remaining balance of approximately $1.7 million will be incurred from October 2018 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statements of net assets as of September 30, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from the land entitlement/ costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively. The tenant improvements for such respective leases signed during the nine months ended September 30, 2018 is associated with aggregate rent commitments of approximately $4.1 million, cost approximately $1.45 million, and, will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The Company has completed $1.1 million of the $1.45 million in tenant improvements.  The balance, attributable to a new lease signed with an institution affiliated with Stony Brook University in the third quarter of 2018, is expected to be completed by early 2019.  The additional value from leases signed with Stony Brook University and institutions affiliated with it during the nine months ended September 30, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation as of September 30, 2018 ($26,629,916) and December 31, 2017 ($26,637,350) would result in estimated liquidating distributions of approximately $17.96 and $17.97, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement efforts.  Neither the additional value that may be derived from the land entitlement costs, nor the retention bonus on one property are included in the estimated liquidating distributions as of September 30, 2018 and December 31, 2017. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement efforts, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

6.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period, excluding the net proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated liquidation and operating costs net of estimated receipts during liquidation from January 1, 2018 through September 30, 2018 is as follows:

	January 1, 2018	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2018
Assets:
Estimated rents and reimbursements	$4,044,202	$(1,769,037)	$432,918	$2,708,083
Liabilities:
Property operating costs	(2,403,872)	1,115,790	(240,874)	(1,528,956)
Tenant improvements	(1,304,109)	1,070,034	(379,472)	(613,547)
Common area capital expenditures	(500,000)	57,936	(137,967)	(580,031)
Land entitlement costs	(2,516,394)	811,937	-	(1,704,457)
Corporate expenditures	(5,650,775)	1,617,196	(82,376)	(4,115,955)
Selling costs on real estate assets	(1,981,000)	79,438	(58,998)	(1,960,560)
Retention bonus payments to Directors, executives and employees(a)*	(642,259)	86,917	-	(555,342)
Less prepaid expenses and other assets	304,294	138,876	-	443,170
Liability for estimated liquidation and operating costs net of estimated receipts **	$(10,649,913)	$3,209,087	$(466,769)	$(7,907,595)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the end of 2019.

(a)

The value of the real estate reported in the statement of net assets as of September 30, 2018 (predicated on current assets values), does not include the increased value, if any, that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for one of the properties and accordingly the Company has not included any retention bonuses on the sale of such property.

7.	Disposition Activities

Port Jefferson Professional Park.  On August 31, 2018, the Company sold the final building located in the Port Jefferson Professional Park, 11 Medical Drive, for $800,000.

8.	Mortgage Loan Payable

The Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent (but in no event less than 4.25%, plus principal based on a 20-year amortization period) which would currently equate to 5.75%.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with the State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. As of September 30, 2018, the Company is in compliance with the loan covenants.

The mortgage loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park (unless assigned) or as follows:

Years Ending December 31,
2018	$2,537
2019	31,359
2020	33,114
2021	34,968
2022	36,926
Thereafter	961,096
Total	$1,100,000

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. Flowerfield Properties Inc. (“FPI”) is a wholly-owned subsidiary of the Company. FPI is a “C” corporation. Any income generated by FPI is subject to a corporate level tax; therefore, FPI files separate federal and state income tax returns. The only asset owned by FPI is the investment in The Grove.

Prior to January 1, 2018, the Internal Revenue Service (the “IRS”) would generally determine adjustments of income and deductions at the partnership level when auditing partnership tax returns, but was required to collect any additional taxes, interest and penalties from each of the partners.

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed this procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning January 1, 2018 will require Gyrodyne to: a) bear any tax liability resulting from such audit, or b) elect to push out the tax audit adjustments to the respective shareholders once it has been calculated at the company level.

As of September 30, 2018 and December 31, 2017, statements of net assets include federal and state tax current receivables of $12,544. During the nine-months ended September 30, 2018, the Company filed a net operating loss carryback claim, resulting from the write-off of its investment in the Grove, and received a refund of $73,085, the benefit of which was included in the estimated liquidation and operating costs net of estimated receipts in the statement of net assets at December 31, 2017. The Company does not expect to receive any further distributions from the Grove.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at September 30, 2018 and December 31, 2017. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure to the local economies.

For the nine-months ended September 30, 2018 rental income from the three largest tenants represented approximately 20%, 19% and 6% of total rental income. The three largest tenants by revenue as of September 30, 2018 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center. During the nine-months ended September 30, 2018 we increased the space leased to the state agency, by approximately 93%, which increased the concentration of credit risk respectively.

11.	Commitments

As of September 30, 2018, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

Employment agreements - The Company has an employment agreement with its Chief Executive Officer (the “Agreement”). The Agreement contains a bonus of $125,000 payable upon a change of control as defined in the agreement. In addition, the agreement provides for severance equal to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has an employment agreement with its Chief Operating Officer (“COO”) executed on May 8, 2014 which provides for severance equal to 6 months of base salary. On January 25, 2018, Gyrodyne entered into an amendment to the employment agreement with the COO effective January 25, 2018, to define with greater specificity the COO’s duties and responsibilities with respect to the Company’s properties.

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

On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to its Retention Bonus Plan (“Amendment No. 3”). Amendment No. 3 amends the Retention Bonus Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

The value of the real estate reported in the statements of net assets as of September 30, 2018 and December 31, 2017, does not include the increase in value that may result from the estimated land entitlement costs. As a result, net realizable value as reported does not exceed the Adjusted Appraised Value under the Retention Bonus Plan on one property and accordingly the Company has not included any retention bonuses on such sales in the estimated liquidation and operating costs net of estimated receipts.

Payments made during the nine-months ended September 30, 2018 under the Retention Bonus Plan were as follows:

Retention Bonus Plan Participants	Total
Board Members	$56,497
Chief Executive Officer	14,250
Chief Operations Officer	12,824
Other Employees	3,346
Total	$86,917

12.	Contingencies

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

As of September 30, 2018, the value of each of the remaining unsold properties was above the respective 2014 appraised value.

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

During the nine-months ended September 30, 2018 and the twelve months ended December 31, 2017, respectively, the Company received rental revenue of $56,083 and $22,165, respectively. In addition, the Company made total tenant improvements of $4,220, all of which were completed in 2016.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The independent members of the Board of the Company approved all of the leasing transaction described above.

15.	Subsequent Events

On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to its Retention Bonus Plan (“Amendment No. 3”). Amendment No. 3 amends the Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2018.

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

Overview

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlement on such properties, which are located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement opportunities and enhancing the value of its leases.  The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the statements of net assets as of September 30, 2018 and December 31, 2017 (predicated on current asset values) does not include any potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.  The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets.  The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Part II, Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations.  Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

After giving effect to the Company’s dispositions of real property through September 30, 2018, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising approximately 130,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres is included in the subdivision application filed with the Town of Smithtown.

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly-owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to a developer at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  To accomplish this, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the strategic sale of real estate assets;
●	pursuing the entitlement efforts of the Flowerfield and Cortlandt Manor properties, to maximize value;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing possible entitlement opportunities while simultaneously enhancing the value of its leases.  The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the statements of net assets as of September 30, 2018 and December 31, 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.  Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, entitlements and other investments and/or other strategies to maximize the returns for our shareholders.  The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively.  The planned tenant improvements for such respective leases signed in the nine months ended September 30, 2018 of approximately $1.45 million is associated with $4.1 million in rent commitments and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The Company has completed $1.1 million of the $1.45 million in tenant improvements.  The balance, attributable to a new lease signed with an institution affiliated with Stony Brook University in the third quarter of 2018, is expected to be completed by early 2019.  The additional value from leases signed with Stony Brook University and institutions affiliated with it during the nine months ended September 30, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as was our recent experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

A sale of substantially all of the assets of the Company would require shareholder approval under New York law. However, New York law does not require shareholder approval for the sale of individual properties that do not constitute substantially all of a company’s assets. The prices at which the various assets may be sold depend largely on factors beyond our control, including, without limitation, the condition of financial and real estate markets, interest rates, the availability of financing, regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through the end of 2019 and after giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.6 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our consolidated statements of net assets. Such cash would equate to future liquidating distributions of $17.96 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at September 30, 2018 and do not include the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the estimated remaining $1.7 million investment in those efforts, although there can be no assurance of any such excess or whether any appreciation at all will be realized.

The statement of net assets is based on certain estimates.  Uncertainties as to the precise value of our non-cash assets, which exclude any estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the land entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.  In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

Properties Under Contract or Sold

Port Jefferson Professional Park

On August 31, 2018, the Company sold the final building located in the Port Jefferson Professional Park, 11 Medical Drive, for $800,000.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor.  During the nine-months ended September 30, 2018, the Company incurred approximately $812,000 of land entitlement costs, mainly engineering costs to support the Company’s respective entitlement efforts.  We estimate that the Company may incur approximately $1.7 million in additional land entitlement costs through 2019 in pursuit of entitlements (approximately $400,000 in Cortlandt Manor and $1.3 million in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate 13.8 acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property.  For approximately two years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On April 20, 2017, the Company closed on the purchase of an approximate 0.3-acre property at a cost of $353,000, inclusive of closing costs.  The property is located adjacent to the Cortlandt Medical Center and across the street from New York Presbyterian Hudson Valley Hospital Center and is within the boundary of the MOD.  Although there can be no assurances, the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and provide a significant return on investment to the shareholders.

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

The entitlement costs from December 2013 through September 30, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions totaling $1,492,422.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“GEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. The Company anticipates the Town will complete its SEQRA process in the second quarter of 2019. It is noted that the Town planning consultant has been performing the traffic/transportation study over the past six months which will comprise a substantial portion of the GEIS. The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process.  The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.   The Town issued the Final Scope on July 7, 2018.  On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing which it hopes will reduce the time frame to complete the SEQRA process.  The Company received comments on its EIS at the end of the third quarter of 2018 and is preparing a response.

The entitlement costs from December 2013 through September 30, 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys totaling $2,545,539. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that we believe will result in maximum pre-construction values in the shortest amount of time and limited risk.

Flowerfield Industrial Park Value Enhancement Strategy. The Company’s strategy is to: a) pursue entitlements to maximize the pre-construction value of Flowerfield and b) enhance the value of the Flowerfield Industrial Park’s current buildings even further by expanding our relationship with our largest tenant, Stony Brook University and institutions affiliated with it.

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the park’s industrial buildings to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital, while also making it a cultural destination (arts, health and wellness center) for the community.  The Company believes this strategy will enhance the value of the entitlements while also increasing the cashflow and market value of the industrial buildings.

Our business relationship with Stony Brook University and institutions affiliated with it is expanding.  Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018)  for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalators) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025.  The lease amendment obligated the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter.  The tenant took possession in the third quarter of 2018.

In addition, in September 2018, we entered into a new seven-year lease with an institution affiliated with SBU Hospital for approximately 4,800 square feet.  The total lease commitment is approximately $600,000.  The lease obligated the Company, at its sole cost and expense, to build out the 4,800 square feet and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the buildouts of the above leasing activity, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 5.75%.

The tenant improvements pursuant to above leasing activity with SBU Hospital and institutions affiliated with it are expected to cost approximately $1.45 million and are associated with rent commitments of approximately $4.1 million.  The first advance of $1.1 million was used to finance the work required for the lease amendment. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to the new lease above and future leases with State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The Company is in compliance with the loan covenants.

Health Care Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company is repositioning the industrial buildings, in the Flowerfield Industrial Park, to expand and support Stony Brook University and Stony Brook University Hospital. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our medical office properties.

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

Transaction Summary for the Nine-Months Ended September 30, 2018

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2018.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent (but in no event less than 4.25%) which would currently equate to 5.75% , plus principal based on a 20-year amortization period.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with SBU Hospital described above. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The mortgage loan is secured by the Flowerfield Industrial buildings and related leases inclusive of the 31.8 acres tax lot that they reside on. The Company is in compliance with the loan covenants.

Leasing Activity. During the nine-months ended September 30, 2018, the Company executed four new leases comprising approximately 7,000 square feet, approximately $104,000 in annual revenue plus tenant reimbursements and approximately $627,000 in total lease commitments. In addition, the Company executed eleven renewals comprising approximately 15,000 square feet and approximately $195,000 in annual revenue. The Company also executed one expansion comprising approximately 13,000 square feet, $112,000 in annual revenue and $3.5 million in lease commitments which was offset by one down size comprising approximately 2,300 square feet, approximately $30,000 in annual revenue and approximately $246,000 in total lease commitments.

The new lease, lease renewals, expansion and down-size signed during the nine-months ended September 30, 2018 included tenant allowances and rent abatements of approximately $1.3 million and $42,000, respectively which were associated with total lease commitments of approximately $3.8 million. The Company incurred approximately $256,000 in lease commissions during the nine-months ended September 30, 2018.

There were four terminations during the nine-months ended September 30, 2018, comprising approximately 3,000 square feet and approximately $39,000 in annual revenue.

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

On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to its Retention Bonus Plan (“Amendment No. 3”). Amendment No. 3 amends the Retention Bonus Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

During the nine-months ended September 30, 2018, payments made under the Retention Bonus Plan as follows:

Retention Bonus Plan Participants	Total
Board Members	$56,497
Chief Executive Officer	14,250
Chief Operations Officer	12,824
Other Employees	3,346
Total	$86,917

Critical Accounting Policies

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by the end of 2019.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the remaining process of pursuing entitlements and density could take up to 15 months with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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

The most significant estimates are the estimates on the net realizable value from the sale of our real estate, the estimated costs/time to pursue entitlements and the related timeline to complete the liquidation.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation as of September 30, 2018 and December 31, 2017, would result in estimated liquidating distributions of approximately $17.96 and $17.97, respectively, per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2019, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2018 cash balance of $3.8 million plus adjustments for the following items which are estimated through December 31, 2019:

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

5.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan.
7.	Proceeds from the draw downs on the debt facility to fund tenant improvements and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company increased the value of the real estate by $459,335, during the quarter ended September 30, 2018, which reflects the cost of tenant improvements pursuant to certain new and amended leases during such period.  The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process.  The Company estimates that it will incur approximately $1.7 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs over the remainder of 2018 and 2019, in an effort to obtain entitlements, inclusive of special permits.  The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.   During the nine-months ended September 30, 2018, the Company incurred approximately $812,000 of land entitlement costs.  The Company believes the remaining balance of approximately $1.7 million will be incurred from October 2018 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statements of net assets as of September 30, 2018 (predicated on current asset values) does not include the potential value impact that may result from the estimated remaining $1.7 million in land entitlement costs.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively.  The planned tenant improvements for such respective leases signed in the nine months ended September 30, 2018 of approximately $1.45 million is associated with $4.1 million in rent commitments and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on.  The Company has completed $1.1 million of the $1.45 million in tenant improvements.  The balance, attributable to a new lease signed with an institution affiliated with Stony Brook University in the third quarter of 2018, is expected to be completed by early 2019.  The additional value from leases signed with Stony Brook University and institutions affiliated with it during the nine months ended September 30, 2018 and the estimated cost of the related tenant improvements were included in the real estate value and estimated liquidation and operating costs net of estimated receipts, respectively in the respective financial statements in the period such values or costs were probable and estimable.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation as of September 30, 2018 ($26,629,916) results in estimated liquidating distributions of approximately $17.96 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement efforts.  Neither the additional value that may be derived from the land entitlement costs, nor the retention bonuses for the sale of one certain property are included in the estimated liquidating distributions as of September 30, 2018. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2018 (dollars are in millions).

September 30, 2018 cash and cash equivalents balance	$3.76
Interest income offset by net cash used to settle current working capital acct and security deposits	(1.98	)(i)
Principal payments on mortgage loan	(1.10)
Free cash flow from rental operations	1.46	(ii)
General and administrative expenses including final liquidation and dissolution	(3.16	)(iii)
Land entitlement costs in pursuit of the highest and best use	(1.70	)(iv)
Gross real estate proceeds	32.68
Selling costs on real estate	(1.96)
Retention bonus plan for directors, officers and employees	(0.56	)(v)
Severance	(0.43)
Directors and officers insurance (“D&O”) – tail policy	(0.38)
Net Assets in Liquidation	$26.63	(vi)

(i)	The Company estimates interest income will be offset by the settlement of its working capital accounts resulting in a balance of $(1.98).
(ii)

The Company estimates the cash proceeds from rental operations net of commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.46.

(iii)

The General and Administrative expenses are estimated to be $3.16. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $1.7 million in costs over the liquidation period ending December 31, 2019 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The gross real estate proceeds do not include the value impact that may result from the estimated land entitlement efforts. As a result, fair value as reported does not exceed the minimum value under the retention bonus plan (the appraisal of the real estate in late 2013 plus the estimated entitlement costs) on one property and accordingly the Company has not included any estimated bonuses on the sale of such property. However, if the Company concludes in future periodic filings that the value of the real estate to the extent actual net proceeds from the ultimate disposition of the property exceeds the value of the real estate reported in the statement of net assets as of September 30, 2018, and such net proceeds exceeds the minimum value required to pay bonuses under the retention bonus plan (whether due to appreciation of the underlying real estate and/or a reduction in estimated land entitlement costs), then the Company will report the updated estimated real estate value and the estimated bonuses related to such value of the property in accordance with the provisions of the retention bonus plan.

(vi)

The net assets in liquidation at September 30, 2018 would result in liquidating distributions of approximately $17.96 per common share ($26.63 million with 1,482,680 shares outstanding), excluding any additional sales proceeds, that may result directly or indirectly from the remaining $1.7 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the nine-months ended September 30, 2018 which is discussed below:

Net assets in liquidation as of January 1, 2018	$26,637,350
Changes in net assets in liquidation for the nine-months ended September 30, 2018:
Changes in liquidation value of real estate	459,335
Remeasurement of assets and liabilities in liquidation	(466,769)
Net decrease in net assets in liquidation	(7,434)
Net assets in liquidation as of September 30, 2018	$26,629,916

Liquidity and Capital Resources

Cash Flows:

As we pursue our plan to sell our properties strategically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our net assets through cash flow management of our tenant leases, maintaining or improving occupancy, and enhance the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated change in entitlements.

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

We finance our operations through cash on hand.  We entered into a secured non-revolving credit line on March 21, 2018 that provides up to $3.0 million in financing for tenant improvements pursuant to certain leases with Stony Brook University and institutions affiliated with it.  During the first nine months of 2018, the Company borrowed $1.1 million, with $1.9 million still available to be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or institutions affiliated with it (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.  We believe leveraging our tenant improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations.  The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share.

As of September 30, 2018, the Company had cash and cash equivalents totaling approximately $3.8 million.  The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its liquidation process and dissolution over the next twelve months.  The $3.8 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties.  The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships, entitlements and other investments and or other strategies to maximize the returns for our shareholders.  The Company is estimating and reporting in the statement of net assets total gross cash proceeds from the sale of its assets of approximately $32.7 million.  Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.6 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2018 were as follows:

●	$1,100,000 in loan proceeds.
●	$720,562 in proceeds from the sale of 11 Medical Dr.
●	$(190,139) of costs incurred in the pursuit of entitlements for the Cortlandt Manor property.
●	$(621,798) of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$(1,127,970) of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.
●	$(118,392) of costs incurred to secure non-revolving credit line.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, the value of each of the remaining unsold properties was above the respective 2014 appraised value.

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

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2018.

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

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS XBRL Instance (6)

101.SCHXBRL Taxonomy Extension Schema (6)

101.CALXBRL Taxonomy Extension Calculation (6)

101.DEFXBRL Taxonomy Extension Definition (6)

101.LABXBRL Taxonomy Extension Labels (6)

101.PREXBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

(7)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: November 9, 2018	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS XBRL Instance (6)

101.SCHXBRL Taxonomy Extension Schema (6)

101.CALXBRL Taxonomy Extension Calculation (6)

101.DEFXBRL Taxonomy Extension Definition (6)

101.LABXBRL Taxonomy Extension Labels (6)

101.PREXBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

(7)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.