Form 10-K
period 2018-12-31
Gyrodyne, LLC
filed 2019-03-28
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2018 was $14,516,372. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 28, 2019, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2018. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2018 and 2017 refer to our fiscal years ended or the dates, as the context requires, December 31, 2018 and December 31, 2017, respectively.

Item 1. Business.

Description of the Company's Business

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlement on such properties located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of December 31, 2018 and 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

We intend to stay focused on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. (2) completing the disposition of our assets (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through December 31, 2018, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and

●

the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres is included in the subdivision application filed with the Town of Smithtown.

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly-owned by the Company.

Properties Sold

Port Jefferson Professional Park. During the years ended December 31, 2018 and 2017, the Company sold one building and three buildings, respectively, (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2018	2017
11 Medical Drive	August 31, 2018	$800,000
5380 Nesconset Highway and 9 Medical Drive	June 15, 2017		$2,000,000
1 Medical Drive	August 4, 2017		800,000
Total		$ 800,000	$2,800,000

Following the sales indicated above, the Company no longer owns any buildings in the Port Jefferson Professional Park.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize distributions to our shareholders during the liquidation process. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the statements of net assets as of December 31, 2018 and 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, entitlements and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively, which collectively comprise approximately 34,000 square feet of leases. In addition, the Company renewed and approximately doubled the footprint of a lease with an athletic facility to approximately 16,000 square feet. The planned tenant improvements for such respective leases signed in the year ended December 31, 2018 of approximately $1.80 million is associated with $6.4 million in rent commitments and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on. The Company has completed $1.4 million of the $1.8 million in tenant improvements. The balance, attributable to the new leases signed with an institution affiliated with Stony Brook University and an athletic facility in the third quarter of 2018, is expected to be completed by the second quarter of 2019. The additional value from leases signed with Stony Brook University and institutions affiliated with it and the athletic facility during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process continues through June 30, 2020 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $26.8 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $18.11 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at December 31, 2018 and do not include the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.5 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Statement of Net Assets is based on certain estimates.  Uncertainties as to the precise value of our non-cash assets, which exclude the estimated additional value achievable from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of the remaining assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, there will be no further distributions of cash and other assets to our shareholders.  The Company intends to maintain reasonably adequate reserves to satisfy known and foreseeable liabilities.  Nevertheless, in the event our shareholders receive distributions from Gyrodyne and such reserves are insufficient to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the year ended December 31, 2018, the Company incurred approximately $1,261,000 of land entitlement costs, mainly engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.5 million in additional land entitlement costs through June 30, 2020 in pursuit of entitlements (approximately $465,000 in Cortlandt Manor and $1 million in Flowerfield).

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

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District. The purpose of the proposed Medical Oriented District (“MOD”) is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD would allow for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate 13.8 acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately three years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On April 20, 2017, the Company closed on the purchase of an approximate 0.3-acre property at a cost of $353,000, inclusive of closing costs.  The property is located adjacent to the Cortlandt Medical Center and is within the boundary of the MOD.  Although there can be no assurances, the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and provide a significant return on investment to the shareholders.

On March 31, 2017, The Company filed an application with the Town to develop the Cortlandt Manor property, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent mitigation, financial impact and other variables to conform our application with the Town’s vision on the MOD.

The entitlement costs for the years ended December 31, 2018 and 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions were $414,982 and $736,867, respectively. Total entitlement costs from the 2013 appraisal date were $1,717,265.

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office and residential use with limited retail and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“GEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. The Company anticipates the Town will complete its SEQRA process in the fourth quarter of 2019. It is noted that the Town planning consultant has been performing the traffic/transportation study over the past nine months, including extensive coordination with NYSDOT, which will comprise a substantial portion of the GEIS. The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

Flowerfield. Following market research and related feasibility studies, we identified the entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

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

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019.

The entitlement costs for the years ended December 31, 2018 and 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were $846,066 and $981,253, respectively. Total entitlement costs from the 2013 appraisal date were $2,769,807. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

Our business relationship with Stony Brook University and institutions affiliated with it is expanding. Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018) for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalations) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025. The lease amendment obligated the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter. The tenant took possession in the third quarter of 2018.

In addition, in September 2018, we entered into a new seven-year lease with an institution affiliated with SBU Hospital for approximately 4,800 square feet. The total lease commitment is approximately $600,000. The lease obligated the Company, at its sole cost and expense, to build out the 4,800 square feet and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance the capital improvements, most of which relate to leasing activity, the Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.  Permanent Phase interest rate currently would be 5.125%.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 5.125%.

The tenant improvements pursuant to above leasing activity with SBU Hospital and institutions affiliated with it are expected to cost approximately $1.48 million and are associated with rent commitments of approximately $4.1 million.  The first advance of $1.1 million was used to finance the work required for the lease amendment. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to the new lease above and future leases with Stony Brook University or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

The loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including he related buildings and leases. The Company is in compliance with the loan covenants.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2019. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

The Company is pursuing entitlements on the Cortlandt Manor and Flowerfield properties, the value of which may be adversely affected by the aforementioned factors.

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York.  In St. James, New York, the Company owns a 68-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. Gyrodyne currently has 127,573 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2018, there were 30 tenants, inclusive of 4 tenants under month-to-month commitments, comprising 36 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2018 is approximately $1,251,000 which included month-to-month annualized base rent of approximately $17,000 on 2,028 square feet. The occupancy rate was 72% as of December 31, 2018. Upon completion of the respective tenant improvements associated with leases signed late in 2018, the occupancy rate will rise to 82% and reflect annualized revenue of approximately $1,374,000.

As discussed under Property Value Enhancements, new additions to the Flowerfield campus would be focused on uses supportive and beneficial to SBU. Furthermore, the connection with SBU via the existing LIRR crossing, which we are actively negotiating the re-opening of, will help to foster synergies between Flowerfield and SBU.  Consistent with this strategy, the Company is repositioning the industrial buildings to expand and support Stony Brook University. The Company expanded its leasing relationship with SBU and its affiliates from 16,420 square feet to 34,440 square feet or approximately 27% of the Flowerfield Industrial buildings rentable square feet. Furthermore, the company is actively discussing with SBU how Flowerfield could further support their needs.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 33,871 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The property consists of six office buildings. As of December 31, 2018, there were 10 tenants, comprising 11 leases. The annual base rent based on the rates in effect as of December 2018, is approximately $887,000. The property was 96% occupied as of December 31, 2018. The Company is actively repositioning the Cortlandt Manor property toward short-term leases to allow for a more timely and efficient transition into a development property. During early 2019, the Company terminated a long-term lease for 3,943 square feet and annual revenue of $115,380. The Company is converting the leases for all of its Cortlandt Manor tenants upon lease expiration to short term leases to allow prospective buyers the maximum flexibility to begin development following receipt of site approvals.

On April 20, 2017, the Company closed on the purchase of an approximate 0.3 acres in Cortlandt Manor, New York.  The purchase price, inclusive of closing costs, was approximately $353,000. The property adjoins the Cortlandt Medical Center and is within the boundary of the MOD. Although no assurances can be made, the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

As discussed under Property Value Enhancements, each of the parcels are located within the boundaries of the MOD.  Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office and residential use with limited retail and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

Tax Status

Gyrodyne is structured as a limited liability company. As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata.

Prior to January 1, 2018, the Internal Revenue Service (the “IRS”) would determine adjustments of income and deductions at the partnership level when auditing partnership tax returns, but was required to collect any additional taxes, interest and penalties from each of the partners.

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed this procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning January 1, 2018 will require Gyrodyne to a) bear any tax liability resulting from such audit, or b) elect to push out the tax audit adjustments to the respective shareholders once it has been calculated at the company level.

Competition

Our properties are located in St. James and Cortlandt Manor, New York. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants.  These entities and others may be prospective buyers, as well as competitors, with respect to both properties when we expect to sell such properties, which would be following the receipt of entitlements. Principal factors of competition in the Company’s rental property business are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Extending Lease Maturities. We seek to extend leases at the Flowerfield Industrial Park in advance of expirations to achieve high occupancy levels. Additionally, our strategy includes expanding our leasing relationship with Stony Brook University which we believe will enhance the value of the existing buildings as well as the entitlements being pursued.

We are seeking to covert the Cortlandt Manor leases to predominantly short-term leases to allow prospective buyers the maximum flexibility to begin development following receipt of site approvals. The entitlements being pursued, if secured, would allow for a 100,000 square foot medical building and a 200-unit multitenant residential building.

Financing Strategy

The Company believes it is currently well capitalized with adequate cash levels to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making liquidating distributions to our shareholders. The Company focuses its available capital to operate the Company and pursue the entitlements strategy.

To finance the capital improvements, most of which relate to leasing activity, the Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.  The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

To secure access to additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with a bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Special Distributions. On June 16, 2017, the Company declared a Special cash distribution on the Company’s shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, paid on July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

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

Insurance

The Company carries comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance on all our properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all its properties are adequately insured.

Major Tenants

For the year ended December 31, 2018, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2018) from the three largest tenants represented approximately 21%, 21% and 6% of total rental income.

The three largest tenants by revenue as of December 31, 2018, consist of Stony Brook University Hospital, located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center.

For the year ended December 31, 2017, pro forma rental income (excluding revenue related to assets sold on or prior to December 31, 2018) from the three largest tenants represented approximately 16%, 11% and 7% of total rental income.

The three largest tenants by revenue as of December 31, 2017, consisted of a state agency located in the industrial park, another tenant in the industrial park (which vacated in August 2017) and a medical tenant in the Cortlandt Manor Medical Center.

The current economic challenges facing state and local budgets impacted all 3 of the Company’s largest tenants. During 2018, one of these tenants signed an amendment to its existing lease with us, including a seven-year extension of lease term and a 93% expansion of the existing space with a 23.3% reduction in rental rate per square foot. There can be no assurance that the remaining leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

Fiscal Year 2018 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2018.

Financing Activity.  To finance capital improvements, most of which relate to leasing activity, the Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018.  There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.  The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

The line is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Disposition Activity. On August 31, 2018, the Company sold the final building located in the Port Jefferson Professional Park, 11 Medical Drive, for $800,000.

Leasing Activity. During 2018, the Company signed six new leases comprising 9,565 square feet, annual base rent of approximately $142,900 and total lease commitments of approximately $867,500, excluding tenant reimbursements, at an average rate per square foot of $14.94, which were offset by five terminations comprising 3,350 square feet, approximately $39,400 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $11.77. The net impact was an increase in annual lease commitments and rented square footage of approximately $103,500 and 6,200 square feet, respectively. A total of nineteen lease renewals were signed during 2018 comprising approximately 31,400 square feet, $366,500 in annual revenue and $535,500 in total commitments. In addition, there were a total of five expansion/downsizing signed in 2018 with a net increase of approximately 17,500 square feet, $118,900 in annual revenue and $5,112,000 in total commitments. The aforementioned leasing activity was all related to the Industrial Park; none of the 2018 leasing activity relate to buildings sold during 2018. As a result, the aforementioned activity is the same on a proforma basis to exclude assets sold. The Company provided approximately $1,737,000 in incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $46,000. The Company also paid commissions of approximately $348,000.

Retention Bonus Plan

In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Plan provides for a bonus pool that would be funded with an amount equal to 5% of the specified Adjusted Appraised Value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its 2013 Adjusted Appraised Value as designated in the bonus plan.  The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013.  Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property exceeds the Adjusted Appraised Value defined as the sum of (i) its 2013 appraised value and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members (a)	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 50% for the directors other than the Chairman (10% for each of the other five directors).
(b)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

Such shares of the bonus pool are earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its Adjusted Appraised Value and is paid to the named beneficiaries of the Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale.

The Plan provides for vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor. It also provides for entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, except that a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the separation event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event and that the sale exceeded the Adjusted Appraised Value.

There have been three amendments to the Plan, the first two of which were approved on May 24, 2016 and January 26, 2018, respectively.  On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to the Plan (“Amendment No. 3”).  Amendment No. 3 amends the Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property.  The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

Payments made during the twelve months ended December 31, 2018 under the Plan relating to the sale of one building in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICIPANTS	Total
Board of Directors	$56,497
Chief Executive Officer	14,250
Chief Operating Officer	12,824
Other Employees	3,346
Total	$ 86,917

Subsequent Business Events

Leasing Activity. Subsequent to December 31, 2018, the Company signed three lease extensions comprising approximately 3,200 square feet, $45,000 in annual revenue and $89,000 in total lease commitments. Additionally, the Company signed one expansion and one reduction comprising no change in leased square footage but an increase in annual revenue of approximately $2,700 and $4,700 in total lease commitments.

Subsequent to December 31, 2018, the Company has experienced three lease terminations comprising approximately 6,200 square feet with approximately $153,000 in annual revenue.

Credit Facility. On January 24, 2019, the Company amended and extended the non-revolving credit line with a bank which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 (originally November 30, 2018) or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.  The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

To secure access to additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving Business Line of Credit Agreement and Promissory Note with a bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both loans are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Employees

As of December 31, 2018 and 2017 we had 4 employees.

Industry Segments

We operate in one segment; the ownership and management of industrial and medical office buildings.

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

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and liquidation of all our properties by June 30, 2020. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete the pre-development value enhancement and liquidation process could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and liquidation objectives.

If our land entitlement and liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our shareholders may be delayed or reduced.

The Company estimates that it may incur approximately $1.5 million in additional land entitlement costs through June 30, 2020 to continue pre-development property value enhancement efforts, including the pursuit of entitlements and special permits. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, capital expenditures, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during the process of value enhancement and liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan and liquidating costs, total $10,194,310. After we complete the sale of all our real properties, we will apply the proceeds of such dispositions first to settle any claims against Gyrodyne and then to make liquidating distributions to holders of Gyrodyne common shares.  Before making liquidating distributions on our common shares, we will need to pay or arrange for the payment of all our transaction costs incurred on the sales of our properties, including enhancements of certain properties, and all valid claims of our creditors, including obligations under our Retention Bonus Plan. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of common shares may be delayed or reduced.

Stipulation of Settlement prohibits us from selling our remaining properties at prices below December 2014 appraised values.

On July 3, 2014, a purported shareholder of the Company filed a putative class action lawsuit against the Company, Gyrodyne Company of America, Inc. (the “Corporation”), Gyrodyne Special Distribution, LLC (“GSD”) and members of our Board of Directors (the "Action").  The complaint alleged, among other things, that (i) our directors breached their fiduciary duties or aided and abetted the breach of those duties in connection with the merger of the Corporation, and GSD into the Company (the “Merger”) and (ii) the Corporation and the directors breached their fiduciary duties by failing to disclose material information in the proxy statement/prospectus relating to the Merger. On August 14, 2015, the parties to the Action entered a Stipulation of Settlement (the "Settlement") providing for the settlement of the Action, subject to the court's approval.  Under the Settlement, Gyrodyne amended its proxy statement relating to the Merger with certain supplemental disclosures and agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2018, the aggregate appraised value of our remaining unsold properties was $8,401,000 higher than the 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the liquidation process by June 30, 2020.

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

Gyrodyne is currently exploring enhancements of the value of our Flowerfield and Cortlandt Manor properties by pursuing various entitlement opportunities. The Board believes that the cost of doing so will be exceeded by the resulting increase in value in such properties. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

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

Our estimate of net assets in liquidation at December 31, 2018 is $26.8 million or $18.11 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

The Company intends to maintain reasonably adequate reserves to satisfy known and reasonably foreseeable liabilities.  Nevertheless, in the event our shareholders receive distributions from Gyrodyne and such reserves are insufficient to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable under New York State’s fraudulent conveyance laws for payments made to them and could be required to return all or a part of distributions made to them.

Our properties may subject us to known and unknown liabilities.

Our existing properties may have known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were successfully asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results, cash flow and proceeds available for distribution. Unknown liabilities relating to properties could include:

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

The sales proceeds that could be generated from opportunistic dispositions of our real properties depend in large part on occupancy and rental rates, our success in renting currently available space and the existence of any significant tenant defaults that were not subsequently cured. In calculating the estimated liquidating distributions, it was assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent currently available space in the ordinary course and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our distributions. Disposition proceeds and related distributions will be reduced to the extent that we receive less rental income than we expect. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease or make other modifications that are unfavorable to us.

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

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 29% of our annual rental revenue for 2019.

The two major medical tenants in the Cortlandt Manor Medical Center represent 9% and 3%, respectively, of our total rentable square feet.  The annual rent is expected to represent approximately 20% and 6%, respectively, of our annual rental revenue for 2019.

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

We have a history of operating losses and we anticipate operating losses in the future. There can be no guarantee that we will have income to distribute other than proceeds from the sale of properties or of the Company, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

The value of our medical office park may be affected by factors in the healthcare industry.

On a pro forma basis to exclude assets sold, approximately 34,000 square feet of our rentable space and approximately 42% of our gross revenues for 2018 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our tenants in our Cortlandt Manor property are healthcare service providers. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our medical office properties. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. In 2017, Congress unsuccessfully sought to replace substantial parts of the Affordable Care Act with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.

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

We are subject to risks stemming from the New York State budgets.

Our industrial park borders Stony Brook University and the University’s leases, including leases with the University’s affiliates, with us represent over 21% of our overall rentable space. The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne.

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

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2018 we spent approximately $1,388,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

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

On March 21, 2018, our wholly owned subsidiary, GSD Flowerfield, LLC, closed on a non-revolving credit line with a bank for up to $3,000,000 (the “Original Line”), secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases and guaranteed by the Company.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Permanent Phase interest rate currently would be 5.125%.

On January 24, 2019, the wholly owned subsidiary, GSD Flowerfield LLC closed on a working capital non-revolving line of credit of $3,000,000 secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases and guaranteed by the Company.  There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The Permanent Phase interest rate currently would be 5.125%.

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

As of March 21, 2018, we had a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank. The credit line provides for an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it will automatically convert to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). During the Permanent Phase, the Company will pay interest at a fixed rate. Increases in interest rates during the Interest-Only Phase would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to shareholders.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.  The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

To secure access to additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with bank for up to $3,000,000, which closed on January 24, 2019.  There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%.  The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD of 1.35 to 1. The Company is in compliance with the loan covenants.

Changes in federal tax law could adversely affect the tax treatment of distributions to our shareholders.

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

Loss of key management personnel.

Our success depends to a significant extent upon the continuing efforts of Gary Fitlin, our Chief Executive Officer and Chief Financial Officer, and Peter Pitsiokos, our Chief Operating Officer. We have programs in place that have been designed to motivate, reward and retain such executive officers, including employment agreements and our Retention Bonus Plan.  Nevertheless, the loss or unavailability of either of our executive officers due to retirement, resignation or otherwise could have a material adverse effect on our business, financial condition and results of operations in general, and our efforts to position our properties to maximize values and distributions to shareholders in particular, if we are unable to retain our executive officers.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,573 square feet of rental space and is approximately 82% occupied by 30 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and is currently 96% occupied by 10 tenants.

During 2018 and 2017, land entitlement costs incurred were approximately $1,261,000 and $1,718,000 (inclusive of a single-residence purchase for approximately $353,000), respectively. The Company continues to believe the pursuit of entitlements will maximize the value of our properties and the estimated liquidating distributions.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value at December 31, 2018 is estimated to be $36,201,270. This value excludes the increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 59 years at Flowerfield and 29 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 26,573 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the five buildings located in the Cortlandt Medical Center, the rental size units range from 1,200 to 3,943 square feet and consist primarily of medical professionals.

The Company maintains a $100 million liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2018 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,573	82%	$1,374,000	$13.21	30	2
Cortlandt Medical Center	33,871	96%	$887,000	$27.27	10	1
All Locations	161,444	85%	$2,261,000	$16.56	40	2

The following table sets forth scheduled lease expirations on the properties as of December 31, 2018:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2019	18	30,000	$599,000	29.01%
2020	16	27,000	332,000	16.07%
2021	-	-	-	0.00%
2022	2	3,000	82,000	4.00%
2023	5	8,000	124,000	6.02%
Thereafter	6	59,000	927,000	44.90%

The properties are located in St. James and Cortlandt Manor, both of which are in New York State. In June 2017, the Company filed a subdivision application for the Flowerfield property along with the previously sold catering facility totaling approximately 74 acres with the Town of Smithtown. The Company has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application. Additionally, the Company filed an application with the Town of Cortlandt Manor on the development of that property on March 31, 2017 (see, “—Property Value Enhancement”, above).

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of December 31, 2018, the aggregate appraised value of our remaining unsold properties was $8,401,270 higher than the 2014 appraised values for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Number of Holders of Record
Title of Class	as of February 28, 2019
Common shares of limited liability interests	579

The Company’s strategy has been to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2018 (predicated on current asset values), does not include the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.

Future special distribution declarations are at the discretion of the Board.  The magnitude and timing of any special distributions will depend on our actual cash flow, proceeds generated from strategic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant.  The actual cash flow available to pay special distributions will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2018, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

  None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Concerning Forward–Looking Statements. The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies.  These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. We operate as a fully integrated, self-administered and self-managed real estate company focused on pursuing entitlements, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are located in Suffolk and Westchester counties in New York, which are characterized by strong real estate markets.

As of December 31, 2018, the consolidated portfolio consisted of two developed properties, consisting of 10 buildings with an aggregate of 161,444 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of enhancing the value of our remaining properties and maximizing liquidating distributions to our shareholders as soon as reasonably practicable. As of December 31, 2018, our properties were 85% leased to 40 tenants.  As of December 31, 2017, on a pro forma basis to exclude assets sold through December 31, 2018, our properties were 68% leased to 39 tenants.  The year over year increase in the gross portfolio occupancy percentage is primarily the result of the expanded leasing relationship with Stony Brook University and its affiliates, as well as the athletic facility. The expanded relationship is synergistic with the potential value associated with the entitlements being pursued on the undeveloped land.  The Company believes the two-pronged strategy of pursuing entitlements while expanding the relationship with Stony Brook University will support our strategic goal of maximizing the estimated liquidating distributions via maximizing the real estate value of our remaining portfolio.  During the last two years, the Company has almost doubled the space we are leasing to Stony Brook University and its affiliates which is a contributing factor to the increase in value of the real estate reported in the Statement of Changes in Net Assets.

Our leasing strategy for 2019 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2019 and identifying new tenants or existing tenants seeking additional space. A core part of our leasing strategy is to expand our leasing relationship with Stony Brook University which borders the Flowerfield Industrial Park. We believe expanding the leasing relationship with SBU will maximize the current value of the developed portion of the Flowerfield Industrial Park and ultimately the value of Flowerfield as a whole.

The Company is actively repositioning the Cortlandt Manor property toward short-term leases to allow for a more timely and efficient transition into a development property. The Company is converting all of its Cortlandt Manor tenants upon lease expiration to short term-leases to allow prospective buyers the maximum flexibility to begin development following receipt of site approvals.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2018. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2019	18	30,000	$599,000	29.01%
2020	16	27,000	332,000	16.07%
2021	-	-	-	0.00%
2022	2	3,000	82,000	4.00%
2023	5	8,000	124,000	6.02%
Thereafter	6	59,000	927,000	44.90%

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

We actively manage the renewal process.  Historically, this has resulted in a very low turnover rate with our tenants. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2018, the Company provided approximately $1,737,000 in incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $46,000. The aforementioned incentives resulted in total lease commitments of approximately $6,400,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2018, the Company incurred approximately $348,000 in leasing fees and commissions in exchange for revenue commitments of approximately $6,286,000 with leases ranging from 1 year to 12 years. The leasing fees reflect a renewal cost rate of 5.5% of the related revenue commitments. The Company often renews leases without external brokers or other third-party costs which during 2018 resulted in an additional $229,000 in lease commitments. As a result, the total lease commitments signed during 2018 was approximately $6.5 million. The Company has approximately 29% of its annual leasing revenue up for renewal in 2019, which compares unfavorably to 27% of leases up for renewal in 2018. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2018.

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

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet and consolidated statements of operations, equity, comprehensive income and cash flows are no longer presented. The consolidated statements of net assets and changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by June 30, 2020.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements and density could take through June 30, 2020 with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by June 30, 2020. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation at December 31, 2018 would result in estimated liquidating distributions of approximately $18.11 per common share.  This increase of $0.14 from the December 31, 2017 net assets in liquidation of $17.97 per common share is the result of increased property valuations and additional income from operations offset by the increased retention bonus, capital improvements and the additional general and administrative and rental expenses required due to the change in timeline necessary to complete the related entitlement efforts from the end of the 2019 to June 30, 2020.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2018 cash balance of $3.05 million plus adjustments for the following items which are estimated through June 30, 2020:

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

5.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated amounts based on the net realizable value of the real estate under the Retention Bonus Plan.
7.	Proceeds from the draw downs on the credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

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

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $1.5 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs over the next eighteen months, in an effort to obtain entitlements, inclusive of special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the year ended December 31, 2018, the Company incurred approximately $1.3 million of land entitlement costs. The Company believes the remaining balance of $1.5 million will be incurred from January 2019 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statements of net assets as of December 31, 2018 (predicated on current asset values) does not include the potential value impact that may result from the estimated $1.5 million in land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively, resulting in approximately 34,000 square feet of leases. In addition, the Company renewed and approximately doubled the footprint of a lease with an athletic facility to approximately 16,000 square feet. The planned tenant improvements for such respective leases signed in the year ended December 31, 2018 of approximately $1.80 million is associated with $6.4 million in rent commitments and will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on. The Company has completed $1.4 million of the $1.8 million in tenant improvements. The balance, attributable to the new leases signed with an institution affiliated with Stony Brook University and an athletic facility in the third quarter of 2018, is expected to be completed by early 2019. The additional value from leases signed with Stony Brook University and institutions affiliated with it and the athletic facility during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable. There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at December 31, 2018 ($26,846,670) results in estimated liquidating distributions of approximately $18.11 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding the actual additional sales proceeds that may result directly or indirectly from our land entitlement efforts. The additional value that may be derived from the land entitlement costs is not included in the estimated liquidating distributions as of December 31, 2018. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2018 (dollars are in millions).

December 31, 2018 cash and cash equivalents balance	$3.05
Interest income offset by interest expense and net cash used to settle current working capital accounts and security deposits	(1.22	)(i)
Principal payments on mortgage loan	(1.10)
Free cash flow from rental operations	0.60	(ii)
General and administrative expenses including final liquidation and dissolution	(3.91	)(iii)
Land entitlement costs in pursuit of the highest and best use	(1.47	)(iv)
Gross real estate proceeds	36.20
Selling costs on real estate	(2.44)
Retention bonus plan for directors, officers and employees	(1.98)
Severance	(0.43)
Directors and officers insurance (“D&O”) – tail policy	(0.45)
Net Assets in Liquidation	$26.85	(v)

(i)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.22).

(ii)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.60.

(iii)

The General and Administrative expenses are estimated to be $3.91. The costs represent all costs to liquidate the company excluding rental operating costs and non-operating costs (D&O tail and severance).

(iv)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $1.47 million in costs over the liquidation period ending June 30, 2020 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(v)

The net assets in liquidation at December 31, 2018 would result in liquidating distributions of approximately $18.11 per common share ($26.85 million with 1,482,680 shares outstanding), excluding the additional sales proceeds, that may result directly or indirectly from the remaining $1.47 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Statement of Changes in Net Assets for the year ended December 31, 2018 and December 31, 2017, all of which is discussed below:

Net assets in liquidation at January 1, 2017	$28,111,612
Changes in net assets in liquidation from January 1 through December 31, 2017:
Change in market value of securities	25,918
Remeasurement of assets and liabilities in liquidation	(4,809,165	)(a)
Change in value of real estate	4,791,665
Total change in net assets in liquidation	8,418
Less liquidating distributions paid to shareholders	(1,482,680)
Net assets in liquidation at December 31, 2017	26,637,350
Changes in net assets in liquidation for the year ended December 31, 2018
Remeasurement of assets and liabilities in liquidation	(3,775,285	)(a)
Change in value of real estate	3,984,605
Total change in net assets in liquidation	209,320
Net assets in liquidation at December 31, 2018	$26,846,670

(a)The re-measurement of the assets and liabilities in liquidation during 2017 of ($4,809,165) is mainly driven by the increased land entitlement costs and general and administrative expense required for the pursuit of the highest value in Cortlandt Manor and Flowerfield, offset by income from operations on the remaining properties and the change in retention bonus payments.  The change in 2018 of ($3,775,285) is mainly driven by the increased retention bonus due to the increase in real estate values, capital improvements and the additional general and administrative and rental expenses required due to the changed timeline necessary to complete the related entitlement efforts from the end of the 2019 to June 30, 2020, offset by income from operations.

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

As the Company executes on the sale of assets, it will no less than annually, review its capital needs and make prudent distribution decisions regarding any excess cash. Upon completion of these activities, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

We generally finance our operations through cash on hand. However, we entered into a credit facility on March 21, 2018 which was amended on January 24, 2019 that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase. Also, on January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation.

We believe leveraging our tenant improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations. The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share. As of December 31, 2018, the Company had cash and cash equivalents totaling approximately $3.05 million. The Company anticipates that its current cash and cash equivalent balance and access to its respective credit facilities will be adequate to fund its liquidation process and dissolution over the next twelve months. The $3.05 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships, entitlements and other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the statement of net assets total gross cash proceeds from the sale of its assets of approximately $36.2 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.85 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets;
●	sale of assets; and
●	credit facilities for tenant improvements and working capital.

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land entitlement costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets and funds available through its credit facilities will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions throughout the liquidation process.

The Company’s primary non-operating cashflows for the years ended December 31, 2018 and December 31, 2017 are as follows:

Our primary sources of non-operating cash flow for the year ended December 31, 2018 consisted of the following:

●	$720,562 in net proceeds from the sale of our final building in the Port Jefferson Professional Park; and
●	$921,608 net cash from the credit facility closed on March 21, 2018.

Our primary non-operating uses of cash for the year ended December 31, 2018 were as follows:

●	$414,982 of costs incurred in the pursuit of entitlements for Cortlandt Manor;
●	$846,066 of costs incurred in the pursuit of entitlements for Flowerfield; and
●	$1,387,642 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.

Our primary sources of non-operating cash flow for the year ended December 31, 2017 consisted of the following:

●	$2,590,645 in net proceeds from the sale of 3 of our buildings in the Port Jefferson Professional Park

Our primary non-operating uses of cash for the year ended December 31, 2017 were as follows:

●	$1,482,680 for payment of liquidating distributions to our common shareholders;
●	$736,867 of costs incurred in the pursuit of entitlements for Cortlandt Manor inclusive of the land purchase;
●	$981,254 of costs incurred in the pursuit of entitlements for Flowerfield; and
●	$565,584 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement/re-zoning effort.

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

Acquisitions:

On April 20, 2017, the Company closed on the purchase of a 1,950-square foot single-family residential dwelling located on approximately 0.3 acres in Cortlandt Manor, New York. The purchase price, inclusive of closing costs, was approximately $353,000. The property adjoins the Cortlandt Medical Center and is expected to become part of the Cortlandt Manor MOD. Although there can be no assurances, the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and should provide a significant return on investment to the shareholders.

Dispositions:

Port Jefferson Professional Park.

During the twelve months ended December 31, 2018 and 2017, the Company closed on the sale of one and three buildings (approximately 4,000 square feet each), respectively, in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2018	2017
11 Medical Drive	August 2018	$800,000
5380 Nesconset Highway and 9 Medical Drive	June, 2017		$2,000,000
1 Medical Drive	August 2017		$800,000
Total		$ 800,000	$2,800,000

Following the sales indicated above, the Company no longer owns any buildings in the Port Jefferson Professional Park.

Since the commencement of our liquidation process, the Company has completed the sale of eleven properties for gross aggregate proceeds of over $22.6 million. Although we have not released or disclosed the appraised values of our individual real estate holdings so as not to put the Company in a negotiating disadvantage, the gross proceeds achieved in each such sale have been in excess of the appraised value of the respective property.

Under the terms of the Stipulation of Settlement (the "Settlement") relating to the class action litigation against the Company, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their December 2014 appraised values. As of December 31, 2018, the value of each of the remaining unsold properties was above the respective 2014 appraised value. See, “Risk Factors -- Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

Special Distributions:

On June 16, 2017, the Company declared a non-recurring Special cash distribution on the Company’s common shares of limited liability company interests of $1.00 per share, or $1,482,680 in the aggregate, paid July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

Future distribution/dividend declarations are at the discretion of the Board and will depend on our actual cash flow, proceeds generated from strategic sales of properties, our financial condition, capital requirements and such other factors as the Board deems relevant. The actual cash flow available to make distributions will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

Interest Rates:

In December 2018, the U.S. Federal Reserve (the “Federal Reserve”) increased its benchmark interest rate for the fifth consecutive quarter culminating with another quarter point raise in the benchmark federal funds rate to a range between 2.25% and 2.50%.  Furthermore, at that time the Federal Reserve continued signaling that rates could continue to rise in 2019.  However, at its January 2019 Open Market Committee meeting, the Federal Reserve left the target range unchanged and indicated that it would be “patient” as it determines future adjustments to the target range.  In March 2019, following its Open Market Committee meeting, the Federal Reserve announced that it was keeping the benchmark federal funds rate unchanged at a range between 2.25% and 2.50% and forecasted no interest rate hikes in 2019.  In addition, the Federal Reserve announced that it will stop shrinking its bond portfolio in September which may help hold down long-term interest rates. The favorable change in the interest rate environment could increase the amount potential purchasers are willing to pay for our properties or alternatively reduce the impact on prices from an economic slowdown.  Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. However, recent changes to tax policy, government spending and trade policy has created economic uncertainty as to whether these factors, in culmination, could adversely effect the current economic cycle.  The Federal Reserve’s pause in tightening was also followed up with a statement that economic activity has slowed from the solid rate in the fourth quarter of 2018.   The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments. In the current economic climate, we continue to follow a disciplined approach to managing our operations. In certain cases, the Company has addressed these challenges through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants and/or the potential value of certain entitlements being pursued in Cortlandt and Flowerfield, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2019. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

The Company is pursuing entitlements on the Cortlandt Manor and Flowerfield properties, the value of which may be adversely affected by the aforementioned factors.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the year ended December 31, 2018, the Company incurred approximately $1,261,000 of land entitlement costs, mainly engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.5 million in additional land entitlement costs through June 30, 2020 in pursuit of entitlements (approximately $465,000 in Cortlandt Manor and $1 million in Flowerfield).

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

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District. The purpose of the proposed Medical Oriented District (“MOD”) is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD would allow for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate 13.8 acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately three years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On April 20, 2017, the Company closed on the purchase of an approximate 0.3-acre property at a cost of $353,000, inclusive of closing costs.  The property is located adjacent to the Cortlandt Medical Center and is within the boundary of the MOD.  Although there can be no assurances, the property may provide additional vehicular access to the site from Buttonwood Drive and State Route 202 and additional parking which the Company believes will further increase the yield in a manner that is cost effective and provide a significant return on investment to the shareholders.

On March 31, 2017, The Company filed an application with the Town to develop the Cortlandt Manor property, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

The Company has been working with Town officials on entitlement complexity, environmental impact studies, traffic mitigation, effluent mitigation, financial impact and other variables to conform our application with the Town’s vision on the MOD.

The entitlement costs for the years ended December 31, 2018 and 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and land acquisitions were $414,982 and $736,867, respectively. Total entitlement costs from the 2013 appraisal date were $1,717,265.

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is proposing medical office and residential use with limited retail and has designed the site to function as part of a future "hamlet center” with mixed use, streetscape improvements, a hamlet green and public plaza, and significant open space around Orchard Lake.

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted.  On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“GEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property.  The Company anticipates the Town will complete its SEQRA process in the fourth quarter of 2019.  It is noted that the Town planning consultant has been performing the traffic/transportation study over the past nine months, including extensive coordination with NYSDOT, which will comprise a substantial portion of the GEIS.  The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

Flowerfield. Following market research and related feasibility studies, we identified the entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

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

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response on February 15, 2019.

The entitlement costs for the years ended December 31, 2018 and 2017 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were $846,066 and $981,253, respectively. Total entitlement costs from the 2013 appraisal date were $2,769,807. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

Our business relationship with Stony Brook University and institutions affiliated with it is expanding. Effective October 24, 2017, the Company and the State of New York acting through Stony Brook University Hospital (“SBU Hospital”) entered into an amendment to the existing lease with SBU Hospital (approved by the New York State Controller’s Office on January 19, 2018) for the expansion of the existing space currently occupied by SBU Hospital from approximately 13,747 square feet at a rate of $24.76 per square foot to 26,573 square feet at rate of $19.00 (plus annual escalations) per square foot. The total lease commitment from the amendment net of the existing lease is approximately $3.5 million and extends through 2025. The lease amendment obligated the Company, at its sole cost and expense, to build out the additional 12,826 square feet (the “Additional Space”) and provide a "turnkey" facility in accordance with an agreed-upon work letter. The tenant took possession in the third quarter of 2018.

In addition, in September 2018, we entered into a new seven-year lease with an institution affiliated with SBU Hospital for approximately 4,800 square feet. The total lease commitment is approximately $600,000. The lease obligated the Company, at its sole cost and expense, to build out the 4,800 square feet and provide a "turnkey" facility in accordance with an agreed-upon work letter.

To finance capital improvements, most of which relate to leasing activity, the Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018.  There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent).  The weighted average interest rate charged during 2018 was 6.014%.  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent but in no event less than 4.25%, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%.

The tenant improvements pursuant to above leasing activity with SBU Hospital and institutions affiliated with it are expected to cost approximately $1.5 million and are associated with rent commitments of approximately $4.1 million. The first advance of $1.1 million was used to finance the work required for the lease amendment. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to the new lease above and future leases with State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

The Company will be drawing down an additional $1.1 million in 2019 to fund tenant improvements related to leases signed through December 31, 2018.

The line is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company is in compliance with the loan covenants.

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

Consolidated Financial Statements include:

(1)   Report of Independent Registered Public Accounting Firm

(2)   Consolidated Statements of Net Assets as of December 31, 2018 and 2017 (liquidation basis)

(3)   Consolidated Statements of Changes in Net Assets for the years ended December 31, 2018 and 2017 (liquidation basis)

(4)   Notes to Consolidated Financial Statements

(5)   Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

Credit Facility.  On January 24, 2019, the Company amended and extended its existing credit line which closed on March 21, 2018 which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

In addition, also on January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with our existing credit line bank for up to $3,000,000 for additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2019 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	53	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	73	2015	1997	2019
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	65	2015	2004	2021
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	56	2015	2003	2021
Senior Vice President and U.S. General Counsel, National Grid
Director of the Company

Philip F. Palmedo	84	2015	1996	2020
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	59	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	60	2015	2006	2020
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	64	2015	2002	2019
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 53, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 73, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 65, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 27 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 38 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 56, was appointed to the Board in June 2003. Mr. Macklin currently serves as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 84, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He also served as a trustee for the Stony Brook Foundation and is currently on the Planning Board for the Village of Head of the Harbor. Mr. Palmedo received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 59, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 16 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 60, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 64, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2019. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2018 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2018 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2018.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 27 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Frederick C. Braun III	2017	81,730	-	-	-	-		-	285,000	(A)	366,730
President and CEO (through April 30, 2017)

Gary Fitlin	2018	250,000	-	-	-	14,250	(B)	-	-		264,250
President, CEO, CFO and Treasurer	2017	250,000	-	-	-	50,898	(B)	-	-		300,898

Peter Pitsiokos	2018	200,000	-	-	-	12,824	(B)	-	-		212,824
COO and Secretary	2017	200,000	-	-	-	46,863	(B)	-	-		246,863

(A) Comprised of severance following separation from the Company.

(B) Consists of retention bonus payments vested and paid pursuant to the Retention Bonus Plan upon the sale of each of the real estate transactions closed during 2018 and 2017.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)	Employment Agreements

On May 17, 2013, the Company entered into new employment agreements with Frederick C. Braun III and Gary J. Fitlin (the “Employment Agreements”) dated May 15, 2013 and effective April 1, 2013, respectively, pursuant to which Messrs. Braun and Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer, respectively. The Employment Agreements provide for substantially identical compensation and severance provisions. Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a base salary at the rate of $250,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. Additionally, Messrs. Braun and Fitlin are entitled to a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreements is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of each of the Employment Agreements was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2018, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

(d)	Retention Bonus Plan

In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Plan provides for a bonus pool to be funded with an amount equal to 5% of the specified Adjusted Appraised Value of such properties (set forth in the Plan), so long as the gross selling price of the property is equal to or greater than 100% of its 2013 Adjusted Appraised Value as designated in the bonus plan.  The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013.  Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds the Adjusted Appraised Value as defined as the sum of (i) its 2013 appraised value and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members (a)	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 50% for the directors, other than the Chairman (10% for each of the other five directors).
(b)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

Such shares of the bonus pool are earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its Adjusted Appraised Value and is paid to the named beneficiaries of the Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale.

The Plan provides for vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor. It also provides for entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, except that a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the separation event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event and that the sale exceeded the Adjusted Appraised Value.

There have been three amendments to the Plan, the first two of which were approved on May 24, 2016 and January 26, 2018, respectively.  On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to the Plan (“Amendment No. 3”).  Amendment No. 3 amends the Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property.  The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

Payments made during the twelve-months ended December 31, 2018 under the Plan relating to the sale of the final building in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICPANTS	Total
Board of Directors	$56,497
Chief Executive Officer	14,250
Chief Operating Officer	12,824
Other Employees	3,346
Total	$86,917

2018 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2018:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$13,037	$-	$-	$133,037

Philip F. Palmedo	42,000	-	-	8,692	-	-	50,692

Elliot H. Levine	42,000	-	-	8,692	-	-	50,692

Richard B. Smith	42,000	-	-	8,692	-	-	50,692

Ronald J. Macklin	42,000	-	-	8,692	-	-	50,692

Nader G.M. Salour	42,000	-	-	8,692	-	-	50,692

Total	$330,000	$-	$-	$56,497	$-	$-	$386,497

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2018, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of March 21, 2019, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (10)

Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904	(2)	12.1

Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	138,892	(3)	9.4

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	117,151	(4)	7.9

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	113,088	(5)	7.6

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500	(6)	6.8

MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	80,850	(7)	5.5

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259	(8)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	16,905	(9)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	3,866		*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	862		*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381		*

Elliot H. Levine 1 Flowerfield, Suite 24 St. James, NY 11780	113		*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

All executive officers and Directors as a group (8 persons)	60,386		4.1

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

(3) On July 9, 2018, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 138,892 common shares. Power to dispose of and vote securities resides with Mario Gabelli, Douglas Jamieson and Kevin Handwerker. Each reporting person has the shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 138,892 common shares. The Schedule 13D was filed by Mario Gabelli, David Goldman, Douglas Jamieson and Kevin Handwerker.

(4) On January 23, 2018, Neil Subin filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 117,151 common shares.

(5) On February 13, 2019, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 113,088 common shares. The Schedule 13G was filed by Gregory Pottle.

(6) On January 4, 2019, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(7) On February 14, 2019, MFP Investors LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 80,850 common shares. The Schedule 13G/A was filed by Michael Price.

(8) Includes 4,368 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 32,981 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(9) Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(10) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 29, 2019.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent		Rent Abatement		Total Commitment (net of abatement, excluding remaining renewal options)		Additional Commitment (assumes both two-year renewal options are exercised)
May 2016-Dec 2018	1,971	$16,754		$14,153	(a)	$29,825		$67,014
Aug 2016-Dec 2018	2,130	-	(b)	-	(b)	-	(b)	-	(b)
May 2017-Dec 2018	1,905	$16,193		$5,398		$21,590		$64,770

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

During 2018, the tenant opted to extend the leases for the first of their two, two-year renewals. In February 2019, the Company signed two amendments increasing the square footage of one suite by 313 square feet and reducing another by the same. This resulted in an increased total commitment of approximately $4,900.

During the twelve months ended December 31, 2018 and 2017, respectively, the Company received rental revenue of $47,146 and $22,165, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	Fiscal December 31, 2018	Fiscal December 31, 2017
Audit Fees (1)	$80,000	$115,000
Audit-Related Fees (2)	3,041	2,726
Tax Fees (3)	25,500	22,550
Total Fees	$108,541	$140,276

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and 2017, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic plan analysis, Form 8-K filings, proxy filings and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2018 and 2017 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2018 and 2017, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

 All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (2)

10.2	Compensation of Directors (3)

10.3	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (4)

10.4	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (4)

10.5	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.6	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (6)

10.7	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (7)

10.8	Retention Bonus Plan (8)

10.9	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (9)

10.10	Amended and Restated Retention Bonus Plan (10)

10.11	Amendment No. 2 to Retention Bonus Plan (9)

10.12	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (11)

10.13	Amendment No. 3 to Retention Bonus Plan (12)

21.1	List of all subsidiaries (3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (3)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Incorporated herein by Reference to the Annual Report Form KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(3)	Filed as part of this report.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(10)	Incorporated herein by reference to Form 8-k, filed with the Securities and Exchange Commission on May 26, 2016.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: March 28, 2019

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 28, 2019

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 28, 2019

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 28, 2019

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 28, 2019

Exhibit Index

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (2)

10.2	Compensation of Directors (3)

10.3	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (4)

10.4	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (4)

10.5	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.6	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (6)

10.7	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (7)

10.8	Retention Bonus Plan (8)

10.9	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (9)

10.10	Amended and Restated Retention Bonus Plan (10)

10.11	Amendment No. 2 to Retention Bonus Plan (9)

10.12	Separation Agreement between Gyrodyne, LLC and Frederick C. Braun III (11)

10.13	Amendment No. 3 to Retention Bonus Plan (12)

21.1	List of all subsidiaries (3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (3)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Incorporated herein by Reference to the Annual Report Form KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(3)	Filed as part of this report.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(10)	Incorporated herein by reference to Form 8-k, filed with the Securities and Exchange Commission on May 26, 2016.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on April 19, 2017.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2018 and 2017	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets at December 31, 2018 and 2017 (liquidation basis)	F-2

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2018 and 2017 (liquidation basis)	F-3

Notes to Consolidated Financial Statements	F-4-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2018 and 2017, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2018	December 31, 2017
ASSETS:
Real estate held for sale	$36,201,270	$33,016,665
Cash and cash equivalents	3,049,587	5,265,368
Rent receivable	57,270	41,226
Other receivables	68,743	78,488
Total Assets	$39,376,870	$38,401,747

LIABILITIES:
Accounts payable	$769,346	$532,671
Accrued liabilities	173,086	261,160
Deferred rent liability	24,825	26,675
Tenant security deposits payable	268,633	293,978
Mortgage loan payable	1,100,000	-
Estimated liquidation and operating costs net of receipts	10,194,310	10,649,913
Total Liabilities	12,530,200	11,764,397
Net assets in liquidation	$26,846,670	$26,637,350

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2018	2017

Net assets in liquidation, beginning of period	$26,637,350	$28,111,612
Changes in net assets in liquidation:
Change in liquidation value of real estate	3,984,605	4,791,665
Change in value of marketable securities	-	25,918
Remeasurement of assets and liabilities	(3,775,285)	(4,809,165)
Net increase in liquidation value	209,320	8,418
Liquidating distributions to shareholder	-	(1,482,680)
Changes in net assets in liquidation	209,320	(1,474,262)
Net assets in liquidation, end of period	$26,846,670	$26,637,350

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of December 31, 2018 and 2017 (predicated on current asset values) does not include the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 15 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●	the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres is included in the subdivision application filed with the Town of Smithtown.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies

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

Basis of Presentation - Liquidation Basis of Accounting – Under the liquidation basis of accounting the consolidated balance sheet and consolidated statements of operations, equity, comprehensive income and cash flows are no longer presented. The consolidated statements of net assets and the consolidated statements of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by June 30, 2020. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements and density could take through June 30, 2020 with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by June 30, 2020. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2018, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets in liquidation at December 31, 2018 would result in estimated liquidating distributions of approximately $18.11 per common share. This is an increase of $0.14 from the December 31, 2017 net assets in liquidation of $17.97 per common share.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2018 cash balance of $3.05 million plus adjustments for the following items which are estimated through June 30, 2020:

1.	The estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at its estimated gross sales proceeds.
2.	Proceeds from the sale of all the Company’s real estate holdings.
3.	The net cash used to settle the working capital accounts.
4.	The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.
5.	Costs for the pursuit of entitlement of the Flowerfield and Cortlandt Manor properties, to maximize value.
6.	Estimated retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 12).
7.	Proceeds from the draw downs on the credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted common area capital and tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $1.5 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs over the liquidation period, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the year ended December 31, 2018, the Company incurred approximately $1.3 million of land entitlement costs. The Company believes the remaining balance of $1.5 million will be incurred from January 2019 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statements of net assets as of December 31, 2018 and 2017 (predicated on current asset values) does not include the potential value impact that may result from the land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The Company is making tenant improvements at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively. The tenant improvements for such respective leases signed during the year ended December 31, 2018 is associated with aggregate rent commitments of approximately $4.1 million, cost approximately $1.4 million, and, will be financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on. The Company has completed $1.1 million of the $1.4 million in tenant improvements. The balance, attributable to a new lease signed with an institution affiliated with Stony Brook University in the third quarter of 2018, is expected to be completed by early 2019. The additional value from leases signed with Stony Brook University and institutions affiliated with it during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.  There can be no assurance that the Flowerfield property will increase in value as a result of the tenant improvements or that any resulting increase in value of the Flowerfield property will exceed the cost of our planned tenant improvements including the cost of the related financing.

The net assets in liquidation at December 31, 2018 ($26,846,670) and 2017 ($26,637,350) results in estimated liquidating distributions of approximately $18.11 and $17.97, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value but excluding any actual additional sales proceeds that may result directly or indirectly from our land entitlement efforts. The additional value that may be derived from the land entitlement costs is not included in the estimated liquidating distributions as of December 31, 2018 and 2017. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2018 through December 31, 2018 is as follows:

	January 1, 2018	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2018
Assets:
Estimated net inflows from investment of real estate	$4,044,202	$(2,386,428)	$1,760,511	$3,418,285
Liabilities:
Property operating costs	(2,403,872)	1,495,664	(1,176,747)	(2,084,955)
Tenant improvements	(1,304,109)	1,316,567	(478,302)	(465,844)
Common area capital expenditures	(500,000)	71,075	(236,075)	(665,000)
Land entitlement costs	(2,516,394)	1,261,048	(213,128)	(1,468,474)
Corporate expenditures	(5,650,775)	2,213,047	(1,466,639)	(4,904,367)
Selling costs on real estate assets*	(1,981,000)	79,438	(535,514)	(2,437,076)
Retention bonus payments to directors, officers and employees*	(642,259)	86,917	(1,429,391)	(1,984,733)
Less Prepaid expenses and other assets	304,294	93,560	-	397,854
Liability for estimated costs in excess of estimated receipts during liquidation**	$(10,649,913)	$4,230,888	$(3,775,285)	$(10,194,310)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by June 30, 2020.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2017 through December 31, 2017 is as follows:

	January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2017
Assets:
Estimated net inflows from investment of real estate	$4,587,606	$(2,618,717)	$2,075,313	$4,044,202
Liabilities:
Property operating costs	(2,171,863)	1,488,979	(1,720,988)	(2,403,872)
Tenant improvements	(520,000)	525,554	(1,309,663)	(1,304,109)
Common area capital expenditures	(320,000)	40,030	(220,030)	(500,000)
Land entitlement costs	(3,358,200)	1,718,120	(876,314)	(2,516,394)
Corporate expenditures	(6,225,694)	2,418,208	(1,843,289)	(5,650,775)
Selling costs on real estate assets*	(1,861,500)	209,355	(328,855)	(1,981,000)
Retention bonus payments to directors, executives and employees (a)*	(360,972)	304,052	(585,339)	(642,259)
Less prepaid expenses and other assets	317,962	(13,668)	-	304,294
Liability for estimated costs in excess of estimated receipts during liquidation**	$(9,912,661)	$4,071,913	$(4,809,165)	$(10,649,913)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

**These estimates were based on the liquidation being completed by the end of 2019.

(a)	The value of the real estate reported in the Statement of Net Assets as of December 31, 2017, does not include the increased value, if any, that may result from the estimated land entitlement efforts. As a result, net realizable value as reported does not exceed the adjusted appraised value under the Retention Bonus Plan (the appraisal of the real estate in late 2013 plus the estimated development costs) for one property and accordingly the Company has not included any retention bonus on the sale of such property.

5.	Disposition Activities

Port Jefferson Professional Park - During the years ended December 31, 2018 and 2017, the Company sold one and three buildings, respectively (approximately 4,000 square feet each) in the Port Jefferson Professional Park as follows:

Port Jefferson Professional Park Location	Closing Date	Gross Sales Proceeds
		2018	2017
11 Medical Drive	August 2018	$800,000
5380 Nesconset Highway and 9 Medical Drive	June, 2017		$2,000,000
1 Medical Drive	August 2017		800,000
Total		$800,000	$2,800,000

Following the sales indicated above, the Company no longer owns any buildings in the Port Jefferson Professional Park.

6.	Mortgage Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There is an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent). The weighted average interest rate charged during 2018 was 6.014%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent (but in no event less than 4.25%, plus principal based on a 20-year amortization period) which would currently equate to 5.125%.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with SBU Hospital. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with the State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 5.125%.

To secure access to additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 5.125%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2018, the Company is in compliance with the loan covenants.

The mortgage loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park (unless assigned) or as follows:

Years Ending December 31,
2019	$0
2020	26,890
2021	33,818
2022	35,593
2023	37,461
Thereafter	966,238
Total	$1,100,000

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2018 and 2017, the net realizable value of real estate increased by $3,984,605 and $4,791,665, respectively, both of which were primarily driven by the increase in value attributable to the entitlement process to date. The valuation of the remaining real estate as of December 31, 2018 was $36,201,270.

	2018	2017
Net Realizable Value at beginning of period	$33,016,665	$31,025,000
Increases in Net Realizable Value
Port Jefferson Professional Park	-	150,000
Cortlandt Manor	1,040,000	1,095,000
Flowerfield	2,944,605	3,546,665
Less Property Sales
Port Jefferson Professional Park	(800,000)	(2,800,000)
Net Realizable Value at December 31,	$36,201,270	$33,016,665

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

8.	Accrued Liabilities

Accrued liabilities at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Payroll and related taxes	$34,737	$23,780
Professional fees	103,349	102,703
Other	35,000	134,677
Total	$173,086	$261,160

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. Flowerfield Properties Inc. (“FPI”) is a wholly-owned subsidiary of the Company. FPI is a “C” corporation. Any income generated by FPI is subject to a corporate level tax; therefore, FPI files separate federal and state income tax returns. The only asset owned by FPI is the Company’s limited partnership interest in Callery-Judge Grove, L.P. (the “Grove”).

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

As of December 31, 2018 and 2017, statements of net assets include federal and state tax current receivables of $12,544. During the year ended December 31, 2018, the Company filed a net operating loss carryback claim, resulting from the write-off of its investment in the Grove, and received a refund of $73,085, the benefit of which was included in the estimated liquidation and operating costs net of estimated receipts in the statement of net assets at December 31, 2017. The Company does not expect to receive any further distributions from the Grove.

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

As of December 31, 2018 and 2017, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2018	December 31, 2017
Beginning balance	$34,000	$44,000
Accounts receivable (written off)	(21,000)	(10,000)
Ending Balance	$13,000	$34,000

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2018 and 2017. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2018 rental income from the three largest tenants represented approximately 21%, 21% and 6% of total rental income. The three largest tenants by revenue as of December 31, 2018 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center. During the year ended December 31, 2018 we increased the space leased to the state agency, by approximately 93%, which increased the concentration of credit risk respectively.

12.	Commitments

As of December 31, 2018 and 2017, other commitments and contingencies are summarized in the below table:

	2018	2017
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	81,716	81,716
Total	$431,716	$431,716

*Excludes Retention Bonus Payments

Employment agreements - The Company has employment agreements with its Chief Executive Officer (the “Agreement”). The Agreement contains a bonus of $125,000 payable upon a change of control as defined in the agreement. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has an employment agreement with its Chief Operating Officer (“COO”) executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary. On January 25, 2018, Gyrodyne entered into an amendment to the employment agreement with the COO effective January 25, 2018, to define with greater specificity the COO’s duties and responsibilities with respect to the Company’s properties.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $81,716.

Retention Bonus Plan-  In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”)  designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Plan provides for a bonus pool funded with an amount equal to 5% of the specified Adjusted Appraised Value of such properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its 2013 Adjusted Appraised Value as designated in the bonus plan.  The aggregate amount of the 2013 appraisals for the Company’s properties was utilized by the Company to help set the aggregate valuation of the real estate that was included in the non-cash dividend distributed on December 30, 2013.  Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds the Adjusted Appraised Value defined as the sum of (i) its 2013 appraised value and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members (a)	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%

(a)	15% for the Chairman and 50% for the directors other than the Chairman (10% for each of the other five directors).
(b)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

Such shares of the bonus pool are earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its Adjusted Appraised Value and is paid to the named beneficiaries of the Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale.

The Plan provides for vesting of benefits upon the sale of each individual post-subdivision lot at Flowerfield and Cortlandt Manor. It also provides for entitlement to a future benefit in the event of death, voluntary termination following substantial reduction in compensation or board fees, mutually agreed separation to right-size the board or involuntary termination without cause, except that a participant will only be eligible to receive a benefit to the extent that a property is sold within three years following the separation event and the sale produces an internal rate of return equal to at least four percent of the property’s value as of December 31 immediately preceding such event and that the sale exceeded the Adjusted Appraised Value.

There have been three amendments to the Plan, the first two of which were approved on May 24, 2016 and January 26, 2018, respectively.  On October 30, 2018, the Board of Directors of the Company approved Amendment No. 3 to the Plan (“Amendment No. 3”).  Amendment No. 3 amends the Plan to provide that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property.  The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

The value of the real estate reported in the Statements of Net Assets as of December 31, 2018 and 2017, does not include the increase in value that may result from the estimated land entitlement costs.

Payments made during the twelve months ended December 31, 2018 and 2017 under the Plan relating to the sales of 4 buildings in the Port Jefferson Professional Park were as follows:

RETENTION BONUS PLAN PARTICPANTS	2018	2017
Board of Directors	$56,497	$197,633
President and Chief Executive Officer	14,250	50,898
Chief Operating Officer	12,824	46,863
Other Employees	3,346	8,658
Total	$86,917	$304,052

13.	Fair Value of Financial Instruments

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

14.	Equity

Distributions - On June 16, 2017, the Company declared another non-recurring special cash distribution on the Company’s common shares of $1.00 per share, payable July 7, 2017 to shareholders of record at the close of business on June 27, 2017.

15.	Contingencies

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

As of December 31, 2018 and 2017, the value of the remaining unsold properties was above the respective 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

16.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent		Rent Abatement		Total Commitment (net of abatement, excluding renewal options)		Additional Commitment (assumes both two-year renewal options are exercised)
May 2016-Dec 2018	1,971	$16,754		$14,153	(a)	$29,825		$67,014
Aug 2016-Dec 2018	2,130	-	(b)	-	(b)	-	(b)	-	(b)
May 2017-Dec 2018	1,905	$16,193		$5,398		$21,590		$64,770
(a)	In exchange for the rent abatement, the tenant completed capital improvements that exceeded the abatement amount. In addition, the tenant signed a multi-year lease.
(b)	In April 2017, the Company extended the term of a master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenants’ main intent was to sublease the space to artists, on a short-term basis, after which they would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space to one or more artists, on a short-term basis. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per month. The lease term of 29 months covers 2,130 square feet with a maximum annual and total lease commitment of up to $21,300 and $51,475, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2018 of up to $ 51,475 and total commitments including both two-year renewal options of $136,675. The Company believes the lease is in the best interest of the Company as it supports the Company vision to achieve the highest and best use value for Flowerfield. The Company believes establishing an art community at Flowerfield compliments the interests identified in the subdivision application all of which supports maximizing the value of the real estate.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

During 2017, the Company extended the term of the first of the above two leases to coincide with the expiration of the third lease as well as provide for two two-year renewals at the tenant’s option. In November 2018, the tenant exercised its rights under the first renewal, extending the leases to December 31, 2020. In February 2019, the Company signed two amendments increasing the square footage of one suite by 313 square feet and reducing another by the same. This resulted in an increased total commitment of approximately $4,900.

During the twelve months ended December 31, 2018 and 2017, respectively, the Company received rental revenue of $47,146 and $22,165, respectively.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The independent members of the Board of the Company approved all of the leasing transaction described above.

17.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

18.	Subsequent Events

Credit Facility.  On January 24, 2019, the Company amended and extended the loan which closed on March 21, 2018 (the “Original Line”) which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital. The Company intends to draw an additional $1.1 million in 2019 to fund additional tenant improvements related to leases signed through December 31, 2018.

In addition, also on January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000 for additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings.  There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.125%.  The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Related Party Transaction. In February 2019, the Company signed two amendments with its existed related party tenant, increasing the square footage of one suite by 313 square feet and reducing another by the same. This resulted in an increased total commitment of approximately $4,900.