Form 10-Q
period 2019-03-31
Gyrodyne, LLC
filed 2019-05-10
CIK 1589061

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes_X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Shares of Limited Liability Company Interests	GYRO	Nasdaq Capital Market

On May 10, 2019, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Liquidation Basis)

	March 31,	December 31,
	2019 (Unaudited)	2018
ASSETS:
Real estate held for sale	$36,201,270	$36,201,270
Cash and cash equivalents	3,172,751	3,049,587
Rent receivable	89,794	57,270
Other receivables	55,821	68,743
Total Assets	$39,519,636	$39,376,870

LIABILITIES:
Accounts payable	$748,258	$769,346
Accrued liabilities	167,760	173,086
Deferred rent liability	33,165	24,825
Tenant security deposits payable	264,080	268,633
Mortgage loan payable	2,280,068	1,100,000
Estimated liquidation and operating costs net of estimated receipts	9,174,067	10,194,310
Total Liabilities	12,667,398	12,530,200
Net assets in liquidation	$26,852,238	$26,846,670

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2019

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2018		$26,846,670
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	5,568
Net increase in liquidation value		5,568
Net assets in liquidation, as of March 31, 2019		$26,852,238

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 2019 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases.  The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of March 31, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 10 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●	the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2019.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by June 30, 2020.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the process of pursuing entitlements and density could extend through June 30, 2020 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at March 31, 2019 and December 31, 2018 would result in estimated liquidating distributions of approximately $18.11 per common share.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2019 cash balance of $3.17 million plus adjustments for the following items which are estimated through June 30, 2020:

1.	The cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.
2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties, to maximize value.
5.	Retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan (See Note 9).
6.	Proceeds from draw downs on the Company’s credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted common area capital and tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process.  The Company estimates that it will incur approximately $1.2 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from April 2019 through the end of the liquidation period, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the three months ended March 31, 2019, the Company incurred approximately $288,000 of land entitlement costs.  The Company believes the remaining balance of $1.2 million will be incurred from April 2019 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statements of net assets as of March 31, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement costs. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2019 ($26,852,238) and December 31, 2018 ($26,846,670) results in estimated liquidating distributions of approximately $18.11 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts.  The additional value that may be derived from the land entitlement costs is not included in the estimated liquidating distributions as of March 31, 2019 and December 31, 2018. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2019 through March 31, 2019 has been calculated as follows:

	January 1, 2019	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2019
Assets:
Estimated rents and reimbursements	$3,418,285	$(651,280)	$70,701	$2,837,706
Liabilities:
Property operating costs	(2,084,955)	411,158	(46,880)	(1,720,677)
Tenant improvements	(465,844)	269,889	-	(195,955)
Common area capital expenditures	(665,000)	12,322	-	(652,678)
Land entitlement costs	(1,468,474)	288,150	-	(1,180,324)
Corporate expenditures	(4,904,367)	618,986	(18,253)	(4,303,634)
Selling costs on real estate assets	(2,437,076)	-	-	(2,437,076)
Retention bonus payments to Directors, executives and employees*	(1,984,733)	-	-	(1,984,733)
Less prepaid expenses and other assets	397,854	65,450	-	463,304
Liability for estimated liquidation and operating costs net of estimated receipts **	$(10,194,310)	$1,014,675	$5,568	$(9,174,067)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by June 30, 2020.

6.	Mortgage Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018.  There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on November 30, 2025 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.00%.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with Stony Brook University Hospital (“SBU Hospital”). An additional advance of $1.1 million was drawn on March 29, 2019 to finance the buildouts on leases signed through December 31, 2018.  The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with the State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019.  There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  Permanent Phase interest rate currently would be 5.00%.  The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2019, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision.

The mortgage loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending March 31,
2020	$11,117
2021	68,682
2022	72,195
2023	75,889
2024	79,772
Thereafter	1,972,413
Total	$2,280,068

7.	Income Taxes

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

As of March 31, 2019 and December 31, 2018, statements of net assets include federal and state tax current receivables of $12,544.

8.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at March 31, 2019 and December 31, 2018. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

For the three-months ended March 31, 2019 rental income from the three largest tenants represented approximately 23%, 20% and 6% of total rental income. The three largest tenants by revenue as of March 31, 2019 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center.

9.	Commitments

As of March 31, 2019, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

Employment agreements - The Company has an employment agreement with its Chief Executive Officer. This agreement provides for a bonus of $125,000 payable upon a change of control as defined in the agreement.  In addition, this agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

The Company also has an employment agreement with its Chief Operating Officer (“COO”) executed on May 8, 2014 which provides for severance on a termination without cause equal to 6 months of base salary.  On January 25, 2018, Gyrodyne entered into an amendment to the employment agreement with the COO to define with greater specificity the COO’s duties and responsibilities with respect to the Company’s properties.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $81,716.

Retention Bonus Plan-  In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”)  designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. There have been three amendments to the Plan, which were approved on May 24, 2016, January 26, 2018 and October 30, 2018, respectively.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members(a)	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 50% for the directors other than the Chairman (10% for each of the other five directors).
(b)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

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

The Plan provides that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

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

The value of the real estate reported in the Statements of Net Assets as of March 31, 2019 and December 31, 2018, includes some but not all of the potential increase in value that may result from the estimated land entitlement costs.

There were no payments made under the Plan during the three-months ended March 31, 2019.

10.	Contingencies

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

As of March 31, 2019 and December 31, 2018, the value of the remaining unsold properties was above the respective 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

11.	Fair Value of Financial Instruments

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

12.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term			Square Feet	Annual Rent	Total Commitment (net of abatement, excluding renewal options)	Additional Commitment (assumes two-year renewal options are exercised)
Jan 2018	-	Dec 2020	2,284	$19,414	$38,828	$38,828
Jan 2018	-	Dec 2020	1,817	-(a)	-(a)	-(a)
Jan 2018	-	Dec 2020	1,905	$16,193	$32,385	$32,385

(a)

In February 2019, the Company amended the square feet under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending March 31, 2019 of up to $4,543 and total commitments including two-year renewal option of $72,680.

During the three-months ended March 31, 2019, the Company received rental revenue of $8,237.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2019.

Cautionary Note Concerning Forward–Looking Statements. This quarterly report on Form 10-Q may contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies.  These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by Gyrodyne will be realized or, even if substantially realized, will have the expected consequences. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases.  The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of March 31, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

We intend to stay focused on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through March 31, 2019, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●	the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases.  The Board believes the aforementioned dual strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of March 31, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.  Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, entitlements and other investments and/or other strategies to maximize the returns for our shareholders.  The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

The Company completed tenant improvements (invested approximately $100,000 in 2017, $1.2 million in 2018 and $200,000 in 2019) at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively, which collectively comprise approximately 34,000 square feet of leases.  In addition, the Company estimates completing approximately $300,000 in tenant improvements (approximately $40,000 in 2018 and $260,000 in the first half of 2019) that is associated with a 16,000 square foot lease signed in late 2018. The planned tenant improvements for such respective leases signed in the year ended December 31, 2018 of approximately $1.80 million, which is being financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on, is associated with $6.4 million in rent commitments.  The additional value from the above mentioned leases during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties.  Assuming the liquidation process is completed by June 30, 2020 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at June 30, 2020 of approximately $26.85 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets.  Such cash would equate to future liquidating distributions of $18.11 per share based on Gyrodyne having 1,482,680 common shares outstanding.  These estimated distributions are based on values at March 31, 2019 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.  While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.2 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Consolidated Statements of Net Assets are based on certain estimates.  Uncertainties as to the precise value of our non-cash assets, which include some but not all of  the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated.  In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the three-months ended March 31, 2019, the Company incurred approximately $288,000 of land entitlement costs, mainly engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.2 million in additional land entitlement costs through June 30, 2020 in pursuit of entitlements (approximately $350,000 in Cortlandt Manor and $830,000 in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center, inclusive of approximately 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately three years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

The entitlement costs for the three-months ended March 31, 2019 associated with the ownership and development of this property were $113,944, consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys.  Total entitlement costs from December 2013 were $1,831,209.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process.  The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.   The Town issued the Final Scope on July 7, 2018.  On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing.  The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019.  The Town issued additional review comments associated with the February 15, 2019 DEIS submission which have been addressed and are currently being coordinated with the Town for a resubmission in May 2019.

The entitlement costs for the three-months ended March 31, 2019 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys was $174,206. Total entitlement costs from December 2013 were $2,944,012. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from approximately 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to approximately 27,000 square feet at March 31, 2019. The annual lease commitments (as of March 31, 2019) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $613,296 (most of which is not up for renewal until 2025).

Healthcare Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company has expanded its leasing relationship with Stony Brook University, Stony Brook University Hospital and affiliates of Stony Brook University Hospital at our Flowerfield property which may increase its exposure to the healthcare industry.  The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Transaction Summary for the Three-Months Ended March 31, 2019

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2019.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018.  On January 24, 2019, the Company amended and extended the line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.00%.  The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with Stony Brook University Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with a bank for up to $3,000,000, which closed on January 24, 2019.  There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 5.00%.  The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both of the two aforementioned loans are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1.  The Company is in compliance with the loan covenants.  The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Leasing Activity.  During the three-months ended March 31, 2019, the Company executed five renewals comprising approximately 7,400 square feet, annual revenue of approximately $155,000.  The Company also executed one expansion offset by one downsize resulting in no change in lease square feet but an increase of $2,700 in annual revenue.

The Company incurred approximately $5,800 in lease commissions during the three-months ended March 31, 2019.

There were four terminations during the three-months ended March 31, 2019, comprising approximately 6,700 square feet and approximately $158,700 in annual revenue.  One of the aforementioned terminations comprising 3,943 square feet and approximately $115,400 in annual revenue was in accordance with the Company’s strategy to transition the Cortlandt Manor property to a development property free and clear of long term leases.

Retention Bonus Plan.  During the three-months ended March 31, 2019, there were no payments made under the Retention Bonus Plan.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by June 30, 2020.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities and community groups.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.  The Company expects the process of pursuing entitlements and density could extend through June 30, 2020 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

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

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at March 31, 2019 and December 31, 2018, would result in estimated liquidating distributions of approximately $18.11 per common share.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2019 cash balance of $3.17 million plus adjustments for the following items which are estimated through June 30, 2020:

1.	The cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.
2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

4.	Costs for the pursuit of the entitlements on the Flowerfield and Cortlandt Manor properties, to maximize value.
5.	Retention bonus amounts based on the net realizable value of the real estate under the Retention Bonus Plan.
6.	Proceeds from the draw downs on the Company’s credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total distributions to our shareholders during the liquidation process. During the three-months ended March 31, 2019, the Company incurred approximately $288,000 of land entitlement costs.  The Company estimates that it will incur approximately $1.2 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs between April 2019 and June 30, 2020, in an effort to obtain entitlements, inclusive of special permits.  The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the consolidated statements of net assets as of March 31, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the estimated $1.2 million in land entitlement costs.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2019 ($26,852,238) results in estimated liquidating distributions of approximately $18.11 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential additional sales proceeds that may result directly or indirectly from our land entitlement efforts.  The additional value that may be derived from the land entitlement costs is not included in the estimated liquidating distributions as of March 31, 2019. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement process, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2019 (dollars are in millions).

March 31, 2019 cash and cash equivalents balance	$3.17
Principal payments on mortgage loan	(2.28)
Free cash flow from rental operations	0.27	(i)
General and administrative expenses	(2.13)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.18)	(iii)
Gross real estate proceeds	36.20
Selling costs on real estate	(2.44)
Retention bonus plan for directors, officers and employees	(1.98)
Final liquidation and dissolution costs	(1.56)	(iv)
Other	(1.22)	(v)
Net Assets in Liquidation	$26.85	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.27.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.13).

(iii)

The Company is considering various options to maximize total distributions to our shareholders during the liquidation process. The Company estimates that it will incur approximately $1.18 million in costs over the liquidation period ending June 30, 2020 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all costs to liquidate the company including D&O tail, severance and professional fees.

(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.22).

(vi)

The net assets in liquidation at March 31, 2019 would result in liquidating distributions of approximately $18.11 per common share ($26.85 million with 1,482,680 shares outstanding), excluding the additional sales proceeds, that may result directly or indirectly from the remaining $1.18 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties.  The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2019, which is discussed below:

Net assets in liquidation at January 1, 2019	$26,846,670
Changes in net assets in liquidation from January 1 through March 31, 2019:
Remeasurement of assets and liabilities in liquidation	5,568
Total change in net assets in liquidation	5,568
Net assets in liquidation at March 31, 2019	$26,852,238

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

We generally finance our operations through cash on hand. However, we entered into a credit facility on March 21, 2018 which was amended on January 24, 2019 that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

We believe leveraging our capital improvements will allow us to continue focusing our cash on funding the pursuit of entitlements and our operations. The Company believes the combination of the investments in tenant improvements related to strategically important leases and the pursuit of entitlements will enable the Company to maximize the ultimate real estate value and the distributions per share.

As of March 31, 2019, the Company had cash and cash equivalents totaling approximately $3.17 million.  The Company anticipates that its current cash and cash equivalent balance and access to its respective credit facilities will be adequate to fund its liquidation process and dissolution over the next twelve months.  The $3.17 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties.  The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships, entitlements and other investments and or other strategies to maximize the returns for our shareholders.  The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $36.2 million.  Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.85 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2019 were as follows:

●	$1,180,068 in loan proceeds.
●	$(113,944) of costs incurred in the pursuit of entitlements for the Cortlandt Manor property.
●	$(174,206) of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$(282,211) of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.
●	$(90,726) of costs incurred to secure non-revolving credit line.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2019.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2018, filed with the Securities and Exchange Commission on March 28, 2019.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties.  As of March 31, 2019, the aggregate appraised value of our remaining unsold properties was $8,401,270 higher than the 2014 appraised values for such properties.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2019.

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

GYRODYNE, LLC

Date: May 10, 2019	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

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