Form 10-Q
period 2019-06-30
Gyrodyne, LLC
filed 2019-08-14
CIK 1589061

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2019

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

On August 14, 2019, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
(Liquidation Basis)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS:
Real estate held for sale	$36,201,270	$36,201,270
Cash and cash equivalents	1,992,788	3,049,587
Rent receivable	225,702	57,270
Other receivables	48,812	68,743
Total Assets	$38,468,572	$39,376,870

LIABILITIES:
Accounts payable	$757,703	$769,346
Accrued liabilities	134,963	173,086
Deferred rent liability	29,209	24,825
Tenant security deposits payable	267,743	268,633
Loan payable	2,280,068	1,100,000
Estimated liquidation and operating costs net of estimated receipts	8,571,966	10,194,310
Total Liabilities	12,041,652	12,530,200
Net assets in liquidation	$26,426,920	$26,846,670

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2019

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2018		$26,846,670
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	(419,750)
Net decrease in liquidation value		(419,750)
Net assets in liquidation, as of June 30, 2019		$26,426,920

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED JUNE 30, 2019 (unaudited)

1.	The Company

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlements on such properties, which are located in Suffolk (“Flowerfield”) and Westchester Counties (“Cortlandt Manor”), New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of our Flowerfield and Cortlandt Manor properties by pursuing entitlement opportunities and enhancing the value of our leases so that such properties can be sold at higher prices and generate larger distributions to our shareholders during the liquidation process than those achievable under current entitlements. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of June 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Note 10 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising 68 acres and approximately 127,000 rentable square feet. The developed portion of the industrial park is multi-tenanted and situated on ten acres of the 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2019.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at June 30, 2019 would result in estimated liquidating distributions of approximately $17.82 per common share. This is a decrease of $0.29 from the December 31, 2018 estimated net assets in liquidation of $18.11 per common share.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2019 cash balance of $1.99 million with adjustments for the following items which are estimated through June 30, 2020:

1.

The cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability insurance inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

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

The Company is pursuing various avenues to maximize total value during the liquidation process.  The Company estimates that it will incur approximately $1.18 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from July 2019 through the end of the liquidation period, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the six months ended June 30, 2019, the Company incurred approximately $794,000 of land entitlement costs, consisting predominately of engineering costs.  The Company believes the remaining balance of $1.18 million will be incurred from July 2019 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statements of net assets as of June 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2019 ($26,426,920) and December 31, 2018 ($26,846,670) results in estimated liquidating distributions of approximately $17.82 and $18.11 per common share (based on 1,482,680 shares outstanding), respectively, based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts.  Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of June 30, 2019 and December 31, 2018. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2019 through June 30, 2019 has been calculated as follows:

	January 1, 2019	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2019
Assets:
Estimated rents and reimbursements	$3,418,285	$(1,275,152)	$93,355	$2,236,488
Liabilities:
Property operating costs	(2,084,955)	766,439	(61,932)	(1,380,448)
Tenant improvements	(465,844)	453,471	(45,359)	(57,732)
Common area capital expenditures	(665,000)	41,261	(15,909)	(639,648)
Land entitlement costs	(1,468,474)	793,537	(501,359)	(1,176,296)
Corporate expenditures	(4,904,367)	1,146,643	100,959	(3,656,765)
Selling costs on real estate assets	(2,437,076)	-	-	(2,437,076)
Retention bonus payments to Directors, executives and employees*	(1,984,733)	14,573	10,495	(1,959,665)
Less prepaid expenses and other assets	397,854	101,322	-	499,176
Liability for estimated liquidation and operating costs net of estimated receipts **	$(10,194,310)	$2,042,094	$(419,750)	$(8,571,966)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by June 30, 2020.

6.	Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.50%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 4.50%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of June 30, 2019, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision.

The loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending June 30,
2020	$29,594
2021	73,327
2022	76,695
2023	80,219
2024	83,904
Thereafter	1,936,329
Total	$2,280,068

7.	Income Taxes

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2019 and December 31, 2018. As the Company executes on the sale of its assets, its regional concentration in tenants will shrink thereby resulting in the increased credit risk from exposure of the local economies.

For the six-months ended June 30, 2019 rental income from the three largest tenants represented approximately 23%, 21% and 6% of total rental income. The three largest tenants by revenue as of June 30, 2019 consist of a state agency located in the industrial park and two medical tenants in the Cortlandt Manor Medical Center.

9.	Commitments

As of June 30, 2019, other commitments and contingencies are summarized in the below table:

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

Retention Bonus Plan-  In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”)  designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. There have been no amendments to the terms of the Plan during the period.

The Plan provides for a bonus pool equal to 5% of each property’s specified appraised value (set forth in the Plan), so long as the gross selling price of a property is at least equal to its 2013 appraised value as designated in the Plan. Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property exceeds the Adjusted Appraised Value defined as the sum of (i) its 2013 appraised value and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Retention Bonus Plan Participants	Bonus Pool Percentage
Board Members(a)	65.000%
Chief Executive Officer	15.474%
Chief Operating Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%

(a)	15% for the Chairman and 50% for the directors other than the Chairman (10% for each of the other five directors).
(b)	The officer discretionary amount of 1.75% is vested but not allocated and will be allocated to the officers within the discretion of the Board.

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

The Plan provides that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 to the Plan as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

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

The payments made under the Plan, relating to the settlement of master lease from the sale of the Virginia Health Care Center, during the six-months ended June 30, 2019 were as follows:

Retention Bonus Plan Participants	Total
Board of Directors	$9,471
Chief Executive Officer	2,390
Chief Operating Officer	2,151
Other Employees	561
Total	$14,573

10.	Contingencies

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

As of June 30, 2019 and December 31, 2018, the value of the remaining unsold properties was above the respective 2014 appraised value.

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

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent	Total Commitment (net of abatement, excluding renewal options)	Additional Commitment (assumes two-year renewal options are exercised)
Jan 2019-Dec 2020	2,284	$19,414	$38,828	$38,828
Jan 2019-Dec 2020	1,817	-(a)	-(a)	-(a)
Jan 2019-Dec 2020	1,905	$16,193	$32,385	$32,385

(a)

In February 2019, the Company amended the square feet under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending June 30, 2019 of $9,085 and total commitments including two-year renewal option of up to $72,680.

During the six-months ended June 30, 2019, the Company received rental revenue of $16,916.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2019.

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

Overview

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlements on such properties located in Suffolk and Westchester Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of our Flowerfield and Cortlandt Manor properties by pursuing entitlement opportunities and enhancing the value of its leases so that such properties can be sold at higher prices and generate larger distributions to our shareholders during the liquidation process than those achievable under current entitlements. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of June 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We intend to stay focused on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through June 30, 2019, the Company owns the following properties:

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

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize value during the liquidation process.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.  We are unable to predict the precise nature, amount or timing of such distributions.  To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of June 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

The Company completed tenant improvements (invested approximately $100,000 in 2017, $1.2 million in 2018 and $200,000 in 2019) at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively, which collectively comprise approximately 34,000 square feet of leases. In addition, the Company estimates completing approximately $300,000 in tenant improvements (approximately $40,000 in 2018 and $260,000 in 2019) that is associated with a 16,000 square foot lease signed in late 2018. The planned tenant improvements for such respective leases signed in the year ended December 31, 2018 of approximately $1.80 million, which is being financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on, is associated with $6.4 million in rent commitments. The additional value from the above-mentioned leases signed during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by June 30, 2020 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at June 30, 2020 of approximately $26.43 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $17.82 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at June 30, 2019 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.18 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor.  During the six-months ended June 30, 2019, the Company incurred approximately $794,000 of land entitlement costs, consisting predominantly of engineering costs to support the Company’s respective entitlement efforts.  We estimate that the Company may incur approximately $1.18 million in additional land entitlement costs through June 30, 2020 in pursuit of entitlements (approximately $250,000 in Cortlandt Manor and $930,000 in Flowerfield).

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

The entitlement costs for the six-months ended June 30, 2019 associated with the ownership and development of this property were $214,177.  Total entitlement costs from December 2013 were $1,931,443, consisting of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and two property acquisitions totaling $557,057.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“GEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. The Company anticipates the Town will complete its SEQRA process in the fourth quarter of 2019. It is noted that the Town planning consultant has been performing the traffic/transportation study over the past twelve months, including extensive coordination with NYSDOT, which will comprise a substantial portion of the GEIS. The Company does not plan on developing the property but rather positioning the properties to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property.  On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process.  The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process.   The Town issued the Final Scope on July 7, 2018.  On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing.  The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019.  On June 4, 2019, the Company submitted its responses to the Town’s additional comments.  On July 3, 2019, the Town issued additional review comments associated with the June 4, 2019 DEIS submission which have been addressed and are currently being coordinated with the Town for a resubmission in the third quarter of 2019.

The entitlement costs for the six-months ended June 30, 2019 associated with the ownership and development of this property was $579,360.  Total entitlement costs from December 2013 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were $3,349,167. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from approximately 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to approximately 27,000 square feet at June 30, 2019. The annual lease commitments (as of June 30, 2019) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $613,296 (most of which is not up for renewal until 2025).

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

Transaction Summary for the Six-Months Ended June 30, 2019

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2019.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. On January 24, 2019, the Company amended and extended the line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.50%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with Stony Brook University Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with a bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.50%. The balance of $2,919,932 net of closing costs of $80,068, is available to be drawn down.

Both of the aforementioned loans are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision.

Leasing Activity. During the six-months ended June 30, 2019, the Company executed three new leases and seven renewals comprising approximately 3,600 and 11,200 square feet and annual revenue of approximately $33,600 and $235,000, respectively. The Company also executed one expansion offset by one downsize resulting in no change in lease square feet but an increase of $2,700 in annual revenue.

The Company incurred approximately $10,300 in lease commissions during the six-months ended June 30, 2019.

There were five terminations during the six-months ended June 30, 2019, comprising approximately 7,700 square feet and approximately $173,800 in annual revenue. One of the aforementioned terminations comprising 3,943 square feet and approximately $115,400 in annual revenue was in accordance with the Company’s strategy to transition the Cortlandt Manor property to a development property free and clear of long-term leases.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at June 30, 2019 would result in estimated liquidating distributions of approximately $17.82 per common share. This is a decrease of $0.29 from the December 31, 2018 estimated net assets in liquidation of $18.11 per common share.

The cash balance at the end of the liquidation period (currently estimated to be June 30, 2020, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2019 cash balance of $1.99 million with adjustments for the following items which are estimated through June 30, 2020:

1.

The cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.

3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability insurance inclusive of post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

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

The Company is pursuing various avenues to maximize total value during the liquidation process. During the six-months ended June 30, 2019, the Company incurred approximately $794,000 of land entitlement costs, consisting predominately of engineering costs.  The Company estimates that it will incur approximately $1.18 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs between July 2019 and June 30, 2020, in an effort to obtain entitlements, inclusive of special permits.  The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the consolidated statements of net assets as of June 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2019 ($26,426,920) results in estimated liquidating distributions of approximately $17.82 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential additional sales proceeds that may result directly or indirectly from our land entitlement efforts.  Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of June 30, 2019. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement process, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2019 (dollars are in millions).

June 30, 2019 cash and cash equivalents balance	$1.99
Principal payments on loan	(2.28)
Free cash flow from rental operations	0.16	(i)
General and administrative expenses	(1.56)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.18)	(iii)
Gross real estate proceeds	36.20
Selling costs on real estate	(2.44)
Retention bonus plan for directors, officers and employees	(1.96)
Final liquidation and dissolution costs	(1.48)	(iv)
Other	(1.02)	(v)
Net Assets in Liquidation	$26.43	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.16.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($1.56).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.18 million in costs over the liquidation period ending June 30, 2020 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties.  The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.02).
(vi)

The net assets in liquidation at June 30, 2019 would result in liquidating distributions of approximately $17.82 per common share ($26.43 million with 1,482,680 shares outstanding), excluding the additional sales proceeds, that may result directly or indirectly from the remaining $1.18 million in land entitlement costs. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2019, which is discussed below:

Net assets in liquidation at January 1, 2019	$26,846,670
Changes in net assets in liquidation from January 1 through June 30, 2019:
Remeasurement of assets and liabilities in liquidation	(419,750)
Total change in net assets in liquidation	(419,750)
Net assets in liquidation at June 30, 2019	$26,426,920

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

As of June 30, 2019, the Company had cash and cash equivalents totaling approximately $1.99 million. The Company anticipates that its current cash and cash equivalent balance and access to its respective credit facilities will be adequate to fund its liquidation process and dissolution over the next twelve months. The $1.99 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships, and other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $36.2 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $26.43 million.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2019 were as follows:

●	$1,180,068 in loan proceeds.
●	$(214,177) of costs incurred in the pursuit of entitlements for the Cortlandt Manor property.
●	$(579,360) of costs incurred in the pursuit of entitlements for the Flowerfield property.
●	$(494,732) of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.
●	$(92,926) of costs incurred to secure non-revolving credit line.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2019.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of June 30, 2019, the aggregate appraised value of our remaining unsold properties was $8,401,270 higher than the 2014 appraised values for such properties.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2019.

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

GYRODYNE, LLC

Date: August 14, 2019	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

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