Form 10-Q
period 2019-09-30
Gyrodyne, LLC
filed 2019-11-14
CIK 1589061

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2019

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

On November 14, 2019, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

(Liquidation Basis)

	September 30,	December 31,
	2019 (Unaudited)	2018
ASSETS:
Real estate held for sale	$44,627,390	$36,201,270
Cash and cash equivalents	2,278,976	3,049,587
Rent receivable	74,487	57,270
Other receivables	41,924	68,743
Total Assets	$47,022,777	$39,376,870

LIABILITIES:
Accounts payable	$567,556	$769,346
Accrued liabilities	159,784	173,086
Deferred rent liability	32,092	24,825
Tenant security deposits payable	268,125	268,633
Loan payable	3,280,068	1,100,000
Estimated liquidation and operating costs net of estimated receipts	12,943,641	10,194,310
Total Liabilities	17,251,266	12,530,200
Net assets in liquidation	$29,771,511	$26,846,670

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2018		$26,846,670
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	8,426,120
Remeasurement of assets and liabilities	(5,501,279)
Net increase in liquidation value		2,924,841
Net assets in liquidation, as of September 30, 2019		$29,771,511

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of our Flowerfield and Cortlandt Manor properties by pursuing entitlement opportunities and enhancing the value of our leases so that such properties can be sold at higher prices and generate larger distributions to our shareholders during the liquidation process than those achievable under current entitlements. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Note 11 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet situated on approximately 13.8 acres; and
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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2019.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed)/prospective purchasers.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.   The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2021. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at September 30, 2019 would result in estimated liquidating distributions of approximately $20.08 per common share. This is an increase of $1.97 from the December 31, 2018 estimated net assets in liquidation of $18.11 per common share.

The increase in net assets in liquidation is the result of an increase in the real estate value of $8.4 million ($5.68 per share) comprising the Purchase and Sale Agreement with BSL St. James LLC (see note 6) and other adjustments to the remaining Flowerfield Property offset by the increase in the expense reserve (the estimated costs in excess of receipts) per share by $5.5 million ($3.71 per share).  The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs) related to the Flowerfield Property and adjacent parcels and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2019 cash balance of $2.28 million with adjustments for the following items which are estimated through December 31, 2021:

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

The Company is pursuing various avenues to maximize total value during the liquidation process.  The Company estimates that it will incur approximately $1.8 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from October 2019 through the end of the liquidation period, currently estimates to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the nine months ended September 30, 2019, the Company incurred approximately $1.05 million of land entitlement costs, consisting predominately of engineering costs.  The Company believes the remaining balance of $1.8 million will be incurred from October 2019 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statements of net assets as of September 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at September 30, 2019 ($29,771,511) and December 31, 2018 ($26,846,670) results in estimated liquidating distributions of approximately $20.08 and $18.11 per common share (based on 1,482,680 shares outstanding), respectively, based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2019 and December 31, 2018. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2019 through September 30, 2019 has been calculated as follows:

	January 1, 2019	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2019
Assets:
Estimated rents and reimbursements	$3,418,285	$(1,923,508)	$2,933,804	$4,428,581
Liabilities:
Property operating costs	(2,084,955)	1,133,396	(1,778,848)	(2,730,407)
Tenant improvements	(465,844)	486,708	(20,864)	-
Common area capital expenditures	(665,000)	77,284	60,544	(527,172)
Land entitlement costs	(1,468,474)	1,054,509	(1,384,707)	(1,798,672)
Corporate expenditures	(4,904,367)	1,676,520	(3,383,081)	(6,610,928)
Selling costs on real estate assets	(2,437,076)	-	(505,567)	(2,942,643)
Retention bonus payments to Directors, executives and employees*	(1,984,733)	14,573	(1,422,560)	(3,392,720)
Less prepaid expenses and other assets	397,854	232,466	-	630,320
Liability for estimated liquidation and operating costs net of estimated receipts **	$(10,194,310)	$2,751,948	$(5,501,279)	$(12,943,641)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by the 18-month extended timeline of December 31, 2021.  The extension is driven by the subdivision process. The remeasurement is the result of the extension, entitlement costs and increased retention bonus payments and selling costs attributable to the increase in real estate values.

6.	Disposition Activities

On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).

Under the Agreement: (i) BSL will have the right to terminate the Agreement, during an investigation period, by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The Agreement is also contingent on the receipt of Subdivision Approval (as defined in the Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If the Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the Agreement. BSL will also have a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

7.	Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.125%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 4.125%. An advance of $1,000,000 was drawn on September 30, 2019 to fund working capital. The balance of $1,919,932 (net of closing costs of $80,068 and the aforementioned advance), is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2019, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

The loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending September 30,
2020	$71,399
2021	110,842
2022	115,501
2023	120,357
2024	125,417
Thereafter	2,736,552
Total	$3,280,068

8.	Income Taxes

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at September 30, 2019 and December 31, 2018. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the nine-months ended September 30, 2019 rental income from the three largest tenants represented approximately 23%, 20% and 6% of total rental income. The three largest tenants by revenue as of September 30, 2019 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletic facility in the industrial park, respectively.

10.	Commitments

As of September 30, 2019, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

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

Retention Bonus Plan-  In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”)  designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. There have been no further amendments to the terms of the Plan during the current reporting period.

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

The payments made under the Plan, relating to the settlement of master lease from the sale of the Virginia Health Care Center, during the nine-months ended September 30, 2019 were as follows:

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

As of September 30, 2019 and December 31, 2018, the value of the remaining unsold properties was above the respective 2014 appraised value.

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

(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending September 30, 2019 of $13,627 and total commitments including two-year renewal option of up to $72,680.

During the nine-months ended September 30, 2019, the Company received rental revenue of $25,818 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2019.

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

Gyrodyne’s corporate strategy is to enhance the value of our Flowerfield and Cortlandt Manor properties by pursuing entitlement opportunities and enhancing the value of its leases so that such properties can be sold at higher prices and generate larger distributions to our shareholders during the liquidation process than those achievable under current entitlements. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through September 30, 2019, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet situated on approximately 13.8 acres; and
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

Strategic Plan to Enhance Property Values, Liquidate, Distribute Proceeds and Dissolve

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

The Company completed tenant improvements (invested approximately $100,000 in 2017, $1.2 million in 2018 and $200,000 in 2019) at Flowerfield to convert certain existing industrial space into office space pursuant to amended and new leases with Stony Brook University and institutions affiliated with it, respectively, which collectively comprise approximately 34,000 square feet of leases. In addition, the Company also completed approximately $300,000 in tenant improvements (approximately $40,000 in 2018 and $260,000 in 2019) that is associated with a 16,000 square foot lease signed in late 2018. The tenant improvements for such respective leases signed in the year ended December 31, 2018 of approximately $1.80 million, which was financed with a non-revolving credit line (rather than cash on hand) secured by the Flowerfield industrial buildings and the specific tax lot they reside on, is associated with $6.4 million in rent commitments. The additional value from the above-mentioned leases signed during the year ended December 31, 2018 and the estimated cost of the related tenant improvements were included in the respective financial statements in the period such values or costs were probable and estimable.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by December 31, 2021 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2021 of approximately $29.77 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $20.08 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at September 30, 2019 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.8 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Properties Under Contract

On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC. A Delaware limited liability company (“BSL”).

Under the Agreement: (i) BSL will have the right to terminate the Agreement, during an investigation period, by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The Agreement is also contingent on the receipt of Subdivision Approval (as defined in the Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the Agreement. BSL will also have a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the nine-months ended September 30, 2019, the Company incurred approximately $1.05 million of land entitlement costs, consisting predominantly of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.8 million in land entitlement costs through December 31, 2021 in pursuit of entitlements (approximately $500,000 in Cortlandt Manor and $1,300,000 in Flowerfield).

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

The entitlement costs for the nine-months ended September 30, 2019 associated with the ownership and development of this property were $306,911. Total entitlement costs from December 2013 were $2,024,176, consisting of architectural and engineering costs, legal expenses, economic analysis, soil management, surveys and two property acquisitions totaling $557,057.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted.  On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“DGEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property.  On September 17, 2019 the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review.  The first public hearing on the DGEIS is scheduled for November 19, 2019.  A second public hearing on the DGEIS is anticipated and will occur in December 2019 or January 2020.  Subsequent to DGEIS public hearings and public comment period, a Final GEIS will be prepared and is anticipated to be accepted by the Town Board with SEQR completed in the second quarter of 2020.  Subdivision and site plan public hearings will occur simultaneous with the Town Planning Board during the first and second quarters of 2020.  The Town Board is anticipated to adopt a MOD designation for the property in third quarter of 2020 with subdivision and site plan approval granted by the Town Planning Board occurring in the third quarter/early fourth quarter of 2020.The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On June 4, 2019, the Company submitted its responses to the Town’s additional comments. On July 3, 2019, the Company received additional comments on its EIS. and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019 the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Company anticipates the Town of Smithtown Planning Department accepting of the DEIS as complete for public review in the fourth quarter of 2019.

The entitlement costs for the nine-months ended September 30, 2019 associated with the ownership and development of this property was $747,598. Total entitlement costs from December 2013 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were $3,517,405. The Company owns an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application. The Company is pursuing the sale of these residential lots.

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

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from approximately 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to approximately 27,000 square feet at September 30, 2019. The annual lease commitments (as of September 30, 2019) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $628,442 (most of which is not up for renewal until 2025).

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2019 or shortly thereafter. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Transaction Summary for the Nine-Months Ended September 30, 2019

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2019.

Disposition Activity. On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC. A Delaware limited liability company (“BSL”).

Under the Agreement: (i) BSL will have the right to terminate the Agreement, during an investigation period, by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The Agreement is also contingent on the receipt of Subdivision Approval (as defined in the Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the Agreement. BSL will also have a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. On January 24, 2019, the Company amended and extended the line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.125%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with Stony Brook University Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with a bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 4.125%. An advance of $1,000,000 was drawn on September 30, 2019 to fund working capital. The balance of $1,919,932 net of closing costs of $80,068 and the aforementioned advance, is available to be drawn down.

Both of the aforementioned loans are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

Leasing Activity. During the nine-months ended September 30, 2019, the Company executed four new leases and ten renewals comprising approximately 4,600 and 17,600 square feet and annual revenue of approximately $44,000 and $332,000, respectively. The Company also executed one expansion offset by one downsize resulting in no change in lease square feet but an increase of $2,700 in annual revenue.

The Company incurred approximately $8,096 in lease commissions during the nine-months ended September 30, 2019.

There were six terminations during the nine-months ended September 30, 2019, comprising approximately 8,500 square feet and approximately $183,100 in annual revenue. One of the aforementioned terminations comprising 3,943 square feet and approximately $115,400 in annual revenue was in accordance with the Company’s strategy to transition the Cortlandt Manor property to a development property free and clear of long-term leases.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers.  The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne, and will continue up until such time as entitlement and density decisions are made by the relevant government entities.  We hope to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company.  The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2021. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at September 30, 2019 would result in estimated liquidating distributions of approximately $20.08 per common share. This is an increase of $1.97 from the December 31, 2018 estimated net assets in liquidation of $18.11 per common share.

The increase in net assets in liquidation is the result of an increase in the real estate value of $8.4 million ($5.68 per share) comprising the Purchase and Sale Agreement with BSL St. James LLC (see note 6) and other adjustments to the remaining Flowerfield Property offset by the increase in the expense reserve (the estimated costs in excess of receipts) per share by $5.5 million ($3.71 per share).  The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs) related to the Flowerfield Property and adjacent parcels and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2019 cash balance of $2.28 million with adjustments for the following items which are estimated through December 31, 2021:

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

The Company is pursuing various avenues to maximize total value during the liquidation process. During the nine-months ended September 30, 2019, the Company incurred approximately $1.05 million of land entitlement costs, consisting predominately of engineering costs. The Company estimates that it will incur approximately $1.8 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs between October 2019 and December 31, 2021, in an effort to obtain entitlements, inclusive of special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2019 and December 31, 2018 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at September 30, 2019 ($29,771,511) results in estimated liquidating distributions of approximately $20.08 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential additional sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2019. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, improved values of the Cortlandt Manor and/or Flowerfield properties resulting from the land entitlement efforts net of any bonuses if such values exceed the minimum values required to pay bonuses under the retention bonus plan, favorable or unfavorable changes in the land entitlement process, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2019 (dollars are in millions).

September 30, 2019 cash and cash equivalents balance	$2.28
Principal payments on loan	(3.28)
Free cash flow from rental operations	1.17	(i)
General and administrative expenses	(4.06)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.8)	(iii)
Gross real estate proceeds	44.63
Selling costs on real estate	(2.94)
Retention bonus plan for directors, officers and employees	(3.39)
Final liquidation and dissolution costs	(1.48)	(iv)
Other	(1.36)	(v)
Net Assets in Liquidation	$29.77	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.17.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.06).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.8 million in costs over the liquidation period ending December 31, 2021 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.36).
(vi)

The net assets in liquidation at September 30, 2019 would result in liquidating distributions of approximately $20.08 per common share ($29.77 million with 1,482,680 shares outstanding), excluding the additional sales proceeds, that may result directly or indirectly from the remaining $1.8 million in land entitlement costs. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2019, which is discussed below:

Net assets in liquidation at January 1, 2019	$26,846,670
Changes in net assets in liquidation from January 1 through September 30, 2019:
Change in liquidation value of real estate	8,426,120	(1)
Remeasurement of assets and liabilities in liquidation	(5,501,279)	(2)
Total change in net assets in liquidation	2,924,841
Net assets in liquidation at September 30, 2019	$29,771,511

(1)	The increase in the real estate value of $8.4 million is the result of the Purchase and Sale Agreement with BSL St. James LLC and other adjustments to the remaining Flowerfield Property.
(2)	The remeasurement is the result of the 18-month timeline extension, entitlement costs and increased retention bonus payments and selling costs attributable to the increase in real estate values.

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

We generally finance our operations through cash on hand, supplemented by cash available under the Company’s credit facilities. We entered into a credit facility on March 21, 2018 which was amended on January 24, 2019 that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. An advance of $1,000,000 was drawn on September 30, 2019 to fund working capital. The balance of $1,919,932 net of closing costs of $80,068 and the aforementioned advance, is available to be drawn down.

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

As of September 30, 2019, the Company had cash and cash equivalents totaling approximately $2.28 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its liquidation process and dissolution. The $2.28 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit to generate the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $44.6 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $29.77 million.

The Company’s primary sources of funds which are limited and expected to narrow as we liquidate properties and make distributions are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets;
●	sale of assets; and
●	credit facilities.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2019 were as follows:

●	Operating cashflows $1,923,508 in rent and reimbursements ($1,133,396) in operating costs.
●	$2,180,068 in loan proceeds.
●	($306,911) of land entitlement costs incurred for the Cortlandt Manor property.
●	($747,598) of land entitlement costs incurred for the Flowerfield property.
●	($563,992) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($92,926) of costs incurred to secure non-revolving credit line.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2019.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of September 30, 2019, the aggregate appraised value of our remaining unsold properties was $16,827,390 higher than the 2014 appraised values for such properties.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2019.

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

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Purchaser and Sale Agreement effective as pf August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

(7)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: November 14, 2019	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCHXBRL Taxonomy Extension Schema (7)

101.CALXBRL Taxonomy Extension Calculation (7)

101.DEFXBRL Taxonomy Extension Definition (7)

101.LABXBRL Taxonomy Extension Labels (7)

101.PREXBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

(7)	Filed as part of this Report.

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