Form 10-K
period 2019-12-31
Gyrodyne, LLC
filed 2020-03-26
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ___________________.

Commission file number: 333-191820

GYRODYNE, LLC

(Exact name of registrant as specified in its charter)

NEW YORK	46-3838291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FLOWERFIELD, SUITE 24, ST. JAMES, NY	11780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (631) 584-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares of limited liability company interests, par value $1.00 per share	GYRO	Nasdaq Capital Market

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2019 was $13,394,333. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2020, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

ITEM #	PAGE

PART I
1.	Business.	3
1A	Risk Factors.	16
1B.	Unresolved Staff Comments.	26
2.	Properties.	27
3.	Legal Proceedings.	28
4.	Mine Safety Disclosures.	28

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	28
6.	Selected Financial Data.	29
7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	29
7A.	Quantitative and Qualitative Disclosures about Market Risk.	41
8.	Financial Statements and Supplementary Data.	41
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	41
9A.	Controls and Procedures.	41
9B.	Other Information.	42

PART III
10.	Directors, Executive Officers and Corporate Governance.	44
11.	Executive Compensation.	46
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	50
13.	Certain Relationships and Related Transactions, and Director Independence.	52
14.	Principal Accounting Fees and Services.	52

PART IV
15.	Exhibits, Financial Statement Schedules.	53

	Signatures	55

	Exhibit Index	55

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2019. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2019 and 2018 refer to our fiscal years ended or the dates, as the context requires, December 31, 2019 and December 31, 2018, respectively.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2019 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

After giving effect to the Company’s dispositions of real property through December 31, 2019, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet residing on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown.  Approximately 5 of the 68 acres are zoned residential and are being actively marketed for sale.

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Properties Sold

Port Jefferson Professional Park.  During the year ended December 31, 2018, the Company sold its remaining building (approximately 4,000 square feet) located at 11 Medical Drive, in the Port Jefferson Professional Park for $800,000 Following this sale, the Company no longer owns any buildings in the Port Jefferson Professional Park

Properties Under Contract

Flowerfield. On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).

Under the BSL Agreement: (i) BSL will have the right to terminate the BSL Agreement during an investigation period by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the BSL Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the BSL Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the BSL Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The BSL Agreement is also contingent on the receipt of Subdivision Approval (as defined in the BSL Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the BSL Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If the Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the BSL Agreement. BSL will also have a limited right to terminate the BSL Agreement in the event the Subdivision Approval contains requirements specified in the BSL Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the BSL Agreement.

 The Site Plan Approval is specifically delineated in the BSL Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The BSL Agreement also contains additional customary covenants, conditions, representations and warranties.

Cortlandt Manor. Gyrodyne, LLC, a New York limited liability company (the “Company”), has announced the execution by its subsidiaries GSD Cortlandt, LLC, a New York limited liability company (“GSD”), and Buttonwood Acquisition, LLC (“Buttonwood” and together with GSD, the “Cortlandt Subsidiaries”), of a Purchase and Sale Agreement (the “Agreement”) effective as of December 7, 2019 (the “Effective Date”) for the sale of  approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

The Town of Cortlandt (the “Town”) is processing a proposed zoning initiative to create a Medical Oriented District (“MOD”) that would include the entire Cortlandt property (owned by the Cortlandt Subsidiaries) within its boundaries.  Included in the Town’s initiative is the Company’s site plan to subdivide the entire property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The Property that is the subject of the Agreement consists of the medical office building with ancillary retail space and does not include the multi-family residential housing parcel or the open space, passive recreation parcel.

The Agreement requires: (i) an inspection period that will expire after a set period, during which time SC LLC will have the right to terminate the Agreement by written notice to GSD if SC LLC will not be fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, prior to the expiration of the inspection period, in which case SC LLC will have the right to receive a refund of its earnest money deposit; (ii) if SC LLC does not terminate the Agreement on or prior to the end of the inspection period, SC LLC will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless SC LLC terminates the Agreement on or prior to the end of the inspection period, the closing will occur on the 60th day following the earlier of (y) the applicable governmental authorities granting of the Final Project Approvals (as defined in the Agreement and as described below); or (z) SC LLC’s waiver of the Final Project Approvals.

The Final Project Approvals are also contingent on the receipt of Subdivision Approval and Site Plan Approval (each as defined in the Agreement and as described below). The Subdivision Approval condition requires that the Cortlandt Subsidiaries obtain approval as and to the extent necessary to allow for the conveyance of the  medical office building parcel to SC LLC and the conveyance of the recreation parcel  to the owner’s association within a specified time following the last day of the inspection period. If such Subdivision Approval is not obtained within such specified time following the last day of the inspection period, SC LLC has the right to terminate the Agreement. The Agreement provides SC LLC with a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. In the event the Subdivision Approval has not been denied by the Town at or prior to the last day of the specified period, SC LLC shall have the right to extend the time to obtain the Subdivision Approval for a specified period of time.  If such Subdivision Approval is not obtained within such additional time, SC LLC has the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If SC LLC fails to obtain the Site Plan Approval prior to the closing date (expected to be May 4, 2021), SC LLC may cancel the Agreement, waive the Site Plan Approval contingency, or extend the closing date.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2019 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by December 31, 2021 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2021 of approximately $31.4 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $21.16 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at December 31, 2019 and include some but not all of the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.8 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Consolidated Statements of Net Assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor.  During the year ended December 31, 2019, the Company incurred approximately $1,422,000 of land entitlement costs, consisting predominantly of engineering costs to support the Company’s respective entitlement efforts.  We estimate that the Company may incur approximately $1.8 million in additional land entitlement costs (an aggregate of approximately $556,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2021 in pursuit of entitlements (approximately $600,000 in Cortlandt Manor and $1.2 million in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center and its approximate 13.8 acres are located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately four years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

The entitlement costs for the years ended December 31, 2019 and 2018 associated with the ownership and development of this property were $425,699 and $414,982, respectively.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“DGEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019 the Town of Cortlandt Town Board as Lead Agency under SEQRA adopted a resolution accepting the DGEIS as complete for public review.  The first public hearing on the DGEIS was held on November 19, 2019.  A second public hearing on the DGEIS was held on January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020.  Subsequent to DGEIS public hearings and public comment period, a Final Generic EIS will be prepared and is anticipated to be accepted by the Town Board with SEQRA completed in the third quarter of 2020.  Subdivision and site plan public hearings will occur simultaneous with the Town Planning Board during the third and fourth quarters of 2020.  The Town Board is anticipated to adopt a MOD designation for the property in the fourth quarter of 2020 with subdivision and site plan approval granted by the Town Planning Board occurring in early 2021. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement (“EIS”). As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019 the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019 the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company is reviewing the public comments and will respond by submitting a Final EIS (“FEIS”). The FEIS is anticipated to be accepted by the Planning Board with SEQRA completed in the second quarter or early third quarter of 2020.

The entitlement costs for the years ended December 31, 2019 and 2018 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were $996,493 and $846,066, respectively. The Company owns and is actively marketing for sale an additional 5.2 acres bordering the industrial park that are currently zoned residential and are not part of the subdivision application.

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

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from approximately 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to approximately 27,000 square feet. The annual lease commitments (as of December 31, 2019) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $628,440 (most of which is not up for renewal until 2025).

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2020 or shortly thereafter. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York.  In St. James, New York, the Company owns a 68-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Approximately 5 acres of the 68 acres at Flowerfield, are non-contiguous to the Flowerfield industrial park and zoned residential. The Company is actively marketing the 5-acre lot for sale.  Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2019, there were 30 tenants, including two tenants under month-to-month commitments, comprising 36 leases.  The annual base rent at Flowerfield based on the rates in effect as of December 2019 is approximately $1,430,000 which included month-to-month annualized base rent of approximately $20,000 on 3,666 square feet.  The occupancy rate was 83% as of December 31, 2019.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 33,871 square foot Cortlandt Medical Center.  The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD.  The property consists of six office buildings. As of December 31, 2019, there were 6 tenants, comprising 7 leases. The annual base rent based on the rates in effect as of December 2019, is approximately $773,000. The property was 81% occupied as of December 31, 2019.  The Company is actively repositioning the Cortlandt Manor property toward short-term leases to allow for a more timely and efficient transition into a development property.  During early 2019, the Company terminated a long-term lease for 3,943 square feet and annual revenue of $115,380.  The Company is negotiating agreements with all of its Cortlandt Manor tenants granting the landlord an early termination option to allow buyers of the property maximum flexibility to begin development following receipt of site approvals.

Tax Status

Gyrodyne is a limited liability company. As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata.

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

Extending Lease Maturities. We seek to extend leases at the Flowerfield Industrial Park in advance of expirations to achieve high occupancy levels. Additionally, our strategy includes expanding our leasing relationship with Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital, which we believe will enhance the value of the existing buildings as well as the entitlements being pursued.

We are seeking to covert the Cortlandt Manor leases to predominantly short-term leases to allow prospective buyers the maximum flexibility to begin development following receipt of site approvals. The entitlements being pursued, if secured, would allow for a 100,000 square foot medical building and a 200-unit multitenant residential building.

Financing Strategy

The Company believes it is currently capitalized with adequate cash levels and adequate access to its credit facilities to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making liquidating distributions to our shareholders. The Company focuses its available capital to operate the Company and pursue the entitlements strategy.

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

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 3.25%.

The first advance, drawn in March 2018, of $1.1 million was used to finance the work required for the lease amendment with Stony Brook University Hospital (“SBU Hospital”). An additional advance of $1.1 million was drawn on March 29, 2019 to finance the buildouts on leases signed through December 31, 2018. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with the State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase.

To secure access to additional working capital, if needed, through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a secured non-revolving business line of credit agreement and promissory note with a bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.25%. Two advances of $1,000,000 and $500,000 were drawn on September 30 and December 31, 2019, respectively. The balance of $1,419,932, net of closing costs of $80,068, is available to be drawn down.

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

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

Environmental Matters

Based on our ongoing review of each of our properties, as of the date of this report, we are not aware of any environmental condition with respect to any of the properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance that (i) changes in law, (ii) the conduct of tenants, (iii) activities related to properties in the surrounding area, (iv) contamination through the water table due to the low elevation and immediate proximity of the industrial park to the Long Island Sound or (v) the discovery of environmental conditions the extent or severity of which were unknown, will not expose us to material liability in the future.

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

Major Tenants

For the year ended December 31, 2019, rental income from the Company’s three largest tenants represented approximately 23%, 20% and 7%, respectively, of total rental income.

The three largest tenants by revenue as of December 31, 2019, consist of Stony Brook University Hospital, located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and a tenant in the industrial park that recently expanded its space.

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

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting small businesses which comprise 39% of our expected 2020 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

Fiscal Year 2019 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2019.

Disposition Activity.

Flowerfield - On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).  See, “Business--Properties Under Contract--Flowerfield”, above, for more detailed disclosure.

Cortlandt Manor - Gyrodyne, LLC, a New York limited liability company (the “Company”), has announced the execution by its subsidiaries GSD Cortlandt, LLC, a New York limited liability company (“GSD”), and Buttonwood Acquisition, LLC (“Buttonwood” and together with GSD, the “Cortlandt Subsidiaries”), of a Purchase and Sale Agreement (the “Agreement”) effective as of December 7, 2019 (the “Effective Date”) for the sale of  approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.  See, “Business--Properties Under Contract—Cortlandt Manor”, above, for more detailed disclosure.

Leasing Activity.

During 2019, the Company signed five new leases comprising 4,606 square feet, annual base rent of approximately $51,500 and total lease commitments of approximately $128,000, excluding tenant reimbursements, at an average rate per square foot of $11.18, which were offset by seven terminations comprising 8,981 square feet, approximately $187,000 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $20.85. The net impact was a decrease in annual lease commitments and rented square footage of approximately $135,500 and 4,375 square feet, respectively.  A total of ten lease renewals were signed during 2019 comprising approximately 17,600 square feet, $,332,200 in annual revenue and $375,900 in total commitments.  In addition, there were a total of two expansion/downsizing signed in 2019 with no change in square footage and a net increase of approximately $2,700 in annual revenue and $4,700 in total commitments.  There were no incentives or lease concessions in the form of rent abatements during the year ended 2019.  The Company paid commissions of approximately $10,900.

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

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 (which has since been extended to April 30,2020) or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan. See, “Business—Financing Strategy”, above, for more detailed disclosure.

Retention Bonus Plan

In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”)  designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan.  The Plan provides for bonuses to directors, officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. The summary appearing below reflects the terms set forth in the Plan as modified by three amendments.  There were no further amendments to the terms of the Plan during the current reporting period.  See, “Item 1., Executive Compensation—Retention Bonus Plan” below for more detailed disclosure.

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a plan of liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which is attached hereto as Exhibit 10.12.  Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020.

Subsequent Business Events

Leasing Activity. Subsequent to December 31, 2019, the Company signed one new lease and four lease extensions comprising approximately 8,200 square feet, $156,000 in annual revenue and $206,000 in total lease commitments.

Subsequent to December 31, 2019, the Company experienced one lease termination comprising approximately 1,300 square feet and $34,000 in annual revenue. No rental income from this lease was included in the estimated liquidation and operating costs net of receipts in the consolidated statement of net assets for December 31, 2019.

The net increase in annual rent from subsequent leasing activity is approximately $122,000.

Credit Facility. The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

Coronavirus/COVID-19 Pandemic.  In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. In February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations.  On March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020.  The Order also includes a 90-day moratorium on any residential or commercial evictions.  Although it is difficult to estimate the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments.  We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value. The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate.  State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.  Furthermore, the real estate market is also expected to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.  See, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, for more detailed disclosure.

Employees

As of December 31, 2019 and 2018 we had 4 employees.

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

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and liquidation of all our properties by December 31, 2021.  However, the illiquid nature of real estate and the short timeframe that we have chosen to complete the pre-development value enhancement and liquidation process could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and liquidation objectives.

If our land entitlement and liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our shareholders may be delayed or reduced.

In order to obtain certain entitlements, permits and approvals, we may be required to prepare and present additional data to governmental authorities pertaining to the potential adverse impact that any proposed activities may have on the environment, individually or in the aggregate. Certain approval procedures may require preparation of studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site.

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan and liquidating costs, total $14,348,681. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of common shares may be delayed or reduced.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2019, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the liquidation process by December 31, 2021.

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

Community opposition could adversely impact our efforts to obtain entitlements and enhance the value of our properties.

The process of seeking required entitlements, permits and approvals is sometimes delayed or prevented due to community opposition and adverse publicity from neighboring property owners, members of the general public or non-governmental organizations, or other third parties and other factors beyond our control. The Company’s efforts to seek entitlements, permits or other approvals has been the subject of recent protests by civic groups asserting environmental, traffic and congestion issues as well as adverse impact to the historic nature of the area. Such community opposition could lead to the denial of entitlements, permits or other approvals essential to our efforts to increase the value of our properties or the imposition of restrictive conditions with which it is not practicable or feasible to comply could impact our ability to enhance the value of our properties.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets in liquidation at December 31, 2019 is $31.4 million or $21.16 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable under New York State’s fraudulent conveyance laws for payments made to them and could be required to return all or a part of distributions made to them.  Under the New York Uniform Voidable Transactions Act signed into law on December 6, 2019, the reach-back period for voidable transaction claims other than claims based on fraud is reduced from six years to four years with respect to distributions made on or after April 4, 2020.

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

The Coronavirus pandemic has affected and will likely for the foreseeable future affect the markets in which our tenants operate and otherwise impact our facilities, which will adversely impact the businesses of our tenants and, in turn, our business, financial condition, results of operations and our ability to pay distributions. Small businesses and not-for-profit corporations, which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.  Furthermore, New York Governor Andrew Cuomo’s Executive Order mandating that all non-essential employees stay at home starting March 22, 2020 through April 19, 2020 also includes a 90-day moratorium on any residential or commercial evictions.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 30% of our annual rental revenue for 2020.

The largest medical tenant in the Cortlandt Manor Medical Center represents 10% of our total rentable square feet as of December 31, 2019. The annual rent from such tenant is expected to represent approximately 22%, of our annual rental revenue for 2020.

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

Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic.

The Coronavirus pandemic has affected and will likely for the foreseeable future affect the markets in which our tenants operate and otherwise impact our facilities, which in turn will adversely impact the businesses of our tenants and, in turn, our business, financial condition, results of operations and our ability to pay distributions.

Small businesses and not-for-profit corporations, which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.  Although, the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets.  We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate.  State and local government is prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is expected also to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company has four employees.  As a result, the Company’s ability to operate seamlessly and limit any adverse impact on its forecasted Net Asset Value will also depend, in part, on whether any of its key employees are infected by the Coronavirus and become ill from COVID-19.

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

Approximately 34,000 square feet of our rentable space and approximately 34% of our gross revenues for 2019 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

All our remaining properties are located in the New York metropolitan area, specifically Northern Westchester and eastern Long Island. Economic conditions in these locations will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics, the COVID-19 pandemic and other similar factors may adversely affect the economic climate in these areas. Any resulting oversupply or reduced demand for space in the New York metropolitan area would therefore have a disproportionate negative impact on our revenues.

We are subject to risks associated with renovations and capital improvements.

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2019 we spent approximately $616,000 on capital improvements to our real estate portfolio (of which approximately $500,000 were tenant improvements for long term tenants). Capital improvements and renovation projects may give rise to the following risks:

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

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The Permanent Phase interest rate currently would be 3.25%.

On January 24, 2019, the wholly owned subsidiary, GSD Flowerfield LLC closed on a working capital non-revolving line of credit of $3,000,000 secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases and guaranteed by the Company. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Permanent Phase interest rate currently would be 3.25%.

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

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

On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 (which has since been extended to April 30, 2020) or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan. See “Business—Financing Strategy”, above, for more detailed disclosure.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship.  The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

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

Real Estate Investments

The Company owns a 68-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,481 square feet of rental space and is approximately 83% occupied by 30 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and is currently 81% occupied by 6 tenants.

During 2019 and 2018, land entitlement costs incurred were approximately $1,422,000 and $1,261,000, respectively. The Company continues to believe the pursuit of entitlements will maximize the value of our properties and the estimated liquidating distributions.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value at December 31, 2019 is estimated to be $31,369,637. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 60 years at Flowerfield and 30 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

Approximately 5 acres of the 68 acres at Flowerfield, are non-contiguous to the Flowerfield industrial park and zoned residential. The Company is actively marketing the 5-acre lot for sale.

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

The Company maintains a liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2019 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,481	83%	$1,430,000	$13.57	30	2
Cortlandt Medical Center	33,871	81%	$773,000	$28.26	6	0
All Locations	161,352	82%	$2,203,000	$16.60	36	2

The following table sets forth scheduled lease expirations on the properties as of December 31, 2019:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2020	27	43,000	$637,000	36.491%
2021	3	4,000	55,000	3.17%
2022	4	6,000	108,000	6.19%
2023	4	7,000	118,000	6.75%
2024	0	-	-	0.00%
Thereafter	5	55,000	827,000	47.40%

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

The 2014 aggregate appraised value of Gyrodyne’s properties was approximately $100,000 higher than the 2013 aggregate appraised values for such properties. As of December 31, 2019, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 appraised values for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Title of Class	Number of Holders of Record as of February 29, 2020
Common shares of limited liability interests	537

The Company’s strategy has been to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the liquidation process and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2019 (predicated on current asset values), includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares.

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

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2019, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

  None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Concerning Forward–Looking Statements. The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies.  These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the recent COVID-19 pandemic on our business, operations and timelines for seeking entitlements and pursuing the sale of our properties and distributions to our shareholders, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of December 31, 2019, the consolidated portfolio consisted of two developed properties, consisting of 10 buildings with an aggregate of 161,352 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of enhancing the value of our remaining properties and maximizing liquidating distributions to our shareholders as soon as reasonably practicable. As of December 31, 2019, our properties were 82% leased to 36 tenants. As of December 31, 2018, our properties were 85% leased to 40 tenants.

Our leasing strategy for 2020 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2020 and identifying new tenants or existing tenants seeking additional space. A core part of our leasing strategy is to expand our leasing relationship with Stony Brook University (“SBU”) which borders the Flowerfield Industrial Park. We believe expanding the leasing relationship with SBU will maximize the current value of the developed portion of the Flowerfield Industrial Park and ultimately the value of Flowerfield as a whole.

The Company is actively repositioning the Cortlandt Manor property toward short-term leases to allow for a more timely and efficient transition into a development property. The Company is converting all of its Cortlandt Manor tenants upon lease expiration to short term-leases to allow prospective buyers the maximum flexibility to begin development following receipt of site approvals.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2019. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2020	27	43,000	$637,000	36.49%
2021	3	4,000	55,000	3.17%
2022	4	6,000	108,000	6.19%
2023	4	7,000	118,000	6.75%
2024	0	-	-	0.00%
Thereafter	5	55,000	827,000	47.40%

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

During 2019, the Company incurred approximately $17,000 in leasing fees and commissions in exchange for revenue commitments of approximately $488,000 with leases ranging from 1 year to 3 years. The leasing fees reflect a renewal cost rate of 3.5% of the related revenue commitments. The Company has approximately 36% of its annual leasing revenue up for renewal in 2020, which compares unfavorably to 29% of leases up for renewal in 2019. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2019.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchaser, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. We hope to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements and density could take through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation at December 31, 2019 would result in estimated liquidating distributions of approximately $21.16 per common share. This is an increase of $3.05 from the December 31, 2018 net assets in liquidation of $18.11 per common share. The increase in net assets in liquidation results from an increase in the real estate value of $12.1 million ($8.14 per share) of the properties that are the subject of purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, and other adjustments to the remaining properties, and partially offset by an increase in the expense reserve (the estimated costs in excess of receipts) per share by $7.5 million ($5.09 per share). The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs), entitlement costs and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2019 cash balance of $2.2 million plus adjustments for the following items which are estimated through December 31, 2021:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted common area and tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to our shareholders.  The Company estimates that it will incur approximately $1.8 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits.The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the year ended December 31, 2019, the Company incurred approximately $1.4 million of land entitlement costs, consisting primarily of engineering fees.  The Company believes the remaining balance of $1.8 million (an aggregate of approximately $556,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of December 31, 2019 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts.  There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at December 31, 2019 ($31,369,637) and 2018 ($26,846,670) results in estimated liquidating distributions of approximately $21.16 and $18.11, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current assets values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of December 31, 2019 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2019 (dollars are in millions).

December 31, 2019 cash and cash equivalents balance	$2.21
Principal payments on mortgage loan	(3.78)
Free cash flow from rental operations	1.24	(i)
General and administrative expenses	(3.56)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.85)	(iii)
Gross real estate proceeds	48.27
Selling costs on real estate	(3.50)
Retention bonus plan for directors, officers and employees	(4.68)
Final liquidation and dissolution costs	(1.48)
Other	(1.50)
Net Assets in Liquidation	$31.37	(iv)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.24.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($3.56).
(iii)

The Company estimates that it will incur approximately $1.847 million (an aggregate of approximately $556,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) in costs over the liquidation period ending December 31, 2021 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties.  The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)

The net assets in liquidation at December 31, 2019 would result in liquidating distributions of approximately $21.16 per common share ($31.37 million with 1,482,680 shares outstanding), which includes some but not all of the potential value impact, that may result directly or indirectly from the remaining $1.8 million in land entitlement costs. The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows and the risks described above under “Risk Factors”.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2019 and 2018, respectively, all of which is discussed below:

Net assets in liquidation at January 1, 2018	$26,637,350
Changes in net assets in liquidation from January 1 through December 31, 2018:
Remeasurement of assets and liabilities in liquidation	(3,775,285)(a)
Change in value of real estate	3,984,605
Total change in net assets in liquidation	209,320
Net assets in liquidation at December 31, 2018	26,846,670
Changes in net assets in liquidation for the year ended December 31, 2019
Remeasurement of assets and liabilities in liquidation	(7,545,763)(a)
Change in value of real estate	12,068,730
Total change in net assets in liquidation	4,522,637
Net assets in liquidation at December 31, 2019	$31,369,637

(a)The re-measurement of the assets and liabilities in liquidation during 2018 of ($3,775,285) is mainly driven by the increased retention bonus due to the increase in real estate values, capital improvements and the additional general and administrative and rental expenses required due to the changed timeline necessary to complete the related entitlement efforts from the end of the 2019 to June 30, 2020, offset by income from operations. The increase in net assets in liquidation during 2019 was the result of an increase of $12.1 million ($8.14 per share) in the value of the properties that are the subject of the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively (see note 5), and other adjustments to the remaining properties, and partially offset by the increase in the expense reserve (the estimated costs in excess of receipts) per share by $7.5 million ($5.09 per share). The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs), entitlement costs and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

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

We generally finance our operations through cash on hand, supplemented by cash available under the Company’s credit facilities. We entered into a credit facility on March 21, 2018 which was amended and extended that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. Two advances totaling $1,500,000 was drawn during 2019 to fund working capital. The balance of $1,419,932 net of closing costs of $80,068 and the aforementioned advances, is available to be drawn down.

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship.  The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

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

As of December 31, 2019, the Company had cash and cash equivalents totaling approximately $2.2 million. The Company anticipates that its current cash and cash equivalent balance and access to its respective credit facilities will be adequate to fund its liquidation process and dissolution. The $2.2 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $48.3 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $31.4 million.

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

Major elements of the Company’s cashflows for the year ended December 31, 2019 were as follows:

Operating Cashflows:

●	$2,600,047 in rent and reimbursements.
●	($1,536,010) in operating costs.

Nonoperating Cashflows:

●	$2,680,068 in loan proceeds.
●	($425,698) of land entitlement costs incurred for the Cortlandt Manor property.
●	($996,494) of land entitlement costs incurred for the Flowerfield property.
●	($616,230) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($92,926) of costs incurred to secure non-revolving credit line.

Our primary sources of non-operating cash flow for the year ended December 31, 2018 consisted of the following:

●	$720,562 in net proceeds from the sale of our final building in the Port Jefferson Professional Park; and
●	$921,608 net cash from the credit facility closed on March 21, 2018.

Our primary non-operating uses of cash for the year ended December 31, 2018 were as follows:

●	$414,982 of costs incurred in the pursuit of entitlements for Cortlandt Manor;
●	$846,066 of costs incurred in the pursuit of entitlements for Flowerfield; and
●	$1,387,642 of capital expenditures on the real estate portfolio excluding those costs incurred under the land entitlement effort.

Dispositions:

Flowerfield - On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).

Under the BSL Agreement: (i) BSL will have the right to terminate the BSL Agreement, during an investigation period, by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the BSL Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the BSL Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the BSL Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The BSL Agreement is also contingent on the receipt of Subdivision Approval (as defined in the BSL Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the BSL Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If the Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the BSL Agreement. BSL will also have a limited right to terminate the BSL Agreement in the event the Subdivision Approval contains requirements specified in the BSL Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the BSL Agreement.

 The Site Plan Approval is specifically delineated in the BSL Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The BSL Agreement also contains additional customary covenants, conditions, representations and warranties.

Cortlandt Manor - Gyrodyne, LLC, a New York limited liability company (the “Company”), has announced the execution by its subsidiaries GSD Cortlandt, LLC, a New York limited liability company (“GSD”), and Buttonwood Acquisition, LLC (“Buttonwood” and together with GSD, the “Cortlandt Subsidiaries”), of a Purchase and Sale Agreement (the “Agreement”) effective as of December 7, 2019 (the “Effective Date”) for the sale of  approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

The Town of Cortlandt (the “Town”) is processing a proposed zoning initiative to create a Medical Oriented District (“MOD”) that would include the entire Cortlandt property (owned by the Cortlandt Subsidiaries) within its boundaries.  Included in the Town’s initiative is the Company’s site plan to subdivide the entire property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The Property that is the subject of the Agreement consists of the medical office building with ancillary retail space and does not include the multi-family residential housing parcel or the open space, passive recreation parcel.

The Agreement requires: (i) an inspection period that will expire after a set period, during which time SC LLC will have the right to terminate the Agreement by written notice to GSD if SC LLC will not be fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, prior to the expiration of the inspection period, in which case SC LLC will have the right to receive a refund of its earnest money deposit; (ii) if SC LLC does not terminate the Agreement on or prior to the end of the inspection period, SC LLC will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless SC LLC terminates the Agreement on or prior to the end of the inspection period, the closing will occur on the 60th day following the earlier of (y) the applicable governmental authorities granting of the Final Project Approvals (as defined in the Agreement and as described below); or (z) SC LLC’s waiver of the Final Project Approvals.

The Final Project Approvals are also contingent on the receipt of Subdivision Approval and Site Plan Approval (each as defined in the Agreement and as described below). The Subdivision Approval condition requires that the Cortlandt Subsidiaries obtain approval as and to the extent necessary to allow for the conveyance of the  medical office building parcel to SC LLC and the conveyance of the recreation parcel  to the owner’s association within a specified time following the last day of the inspection period. If such Subdivision Approval is not obtained within such specified time following the last day of the inspection period, SC LLC has the right to terminate the Agreement. The Agreement provides SC LLC with a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. In the event the Subdivision Approval has not been denied by the Town at or prior to the last day of the specified period, SC LLC shall have the right to extend the time to obtain the Subdivision Approval for a specified period of time.  If such Subdivision Approval is not obtained within such additional time, SC LLC has the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If SC LLC fails to obtain the Site Plan Approval prior to the closing date (expected to be May 4, 2021), SC LLC may cancel the Agreement, waive the Site Plan Approval contingency, or extend the closing date.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

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

Under the terms of the Stipulation of Settlement (the "Settlement") relating to the class action litigation against the Company, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their December 2014 appraised values. As of December 31, 2019, the value of each of the remaining unsold properties was above the respective 2014 appraised value. See, “Risk Factors -- Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

Port Jefferson Professional Park – In August 2018, the Company sold its final building (11 Medical Drive) in the Port Jefferson Professional Park for $800,000.

Interest Rates:

In December 2018, the U.S. Federal Reserve (the “Federal Reserve”) increased its benchmark interest rate for the fifth consecutive quarter culminating with another quarter point raise in the benchmark federal funds rate to a range between 2.25% and 2.50%.  Furthermore, at that time the Federal Reserve continued signaling that rates could continue to rise in 2019.  However, at its January 2019 Open Market Committee meeting, the Federal Reserve left the target range unchanged and indicated that it would be “patient” as it determines future adjustments to the target range. In March 2019, following its Open Market Committee meeting, the Federal Reserve announced that it was keeping the benchmark federal funds rate unchanged at a range between 2.25% and 2.50% and forecasted no interest rate hikes in 2019.  In addition, the Federal Reserve announced that it will stop shrinking its bond portfolio in September which may help hold down long-term interest rates. The favorable change in the interest rate environment could increase the amount potential purchasers are willing to pay for our properties or alternatively reduce the impact on prices from an economic slowdown.  Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. However, recent changes to tax policy, government spending and trade policy has created economic uncertainty as to whether these factors, in culmination, could adversely effect the current economic cycle. On March 3, 2020, the Federal Reserve decreased the benchmark interest rate by 50 basis points to between 1% and 1.25%.  The Federal reserve stated that the US economy remains strong, however, the coronavirus poses evolving risks to economic activity. Further stating that the Federal Reserve will use its tools and act as appropriate to support the economy. On March 15th, 2020, the Federal Reserve announced a full percentage point cut in interest rates to a range of 0 percent to 0.25 percent.  The Federal Reserve also announced it will buy at least $500 billion in Treasury securities and $200 billion in mortgage-backed securities over the coming months under the quantitative easing program.  The Federal Reserve warned that US economic growth will likely be weak in the second quarter but said central bank policymakers will not use negative interest rates to combat the coronavirus (COVID-19) pandemic. On March 23, 2020, the Federal Reserve announced that its quantitative easing program is now open ended with no acquisition limit to the amount of Treasury securities, government backed debt, mortgage backed securities and corporate debt.

The uncertainty about the economic correction, it’s duration, and the temporary restrictions on businesses and individuals stemming from COVID-19 has impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments or renew at all. In the current economic climate, we continue to follow a disciplined approach to managing our operations. In certain cases, the Company has addressed these challenges through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

COVID-19:

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations.  Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020.  The Order also includes a 90-day moratorium on any residential or commercial evictions.

Beginning March 16, 2020, prior to the Order, the Company’s employees began temporarily working remotely to ensure the safety and well-being of our employees and their families. The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to address alternative disaster recovery disruption.  As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.

Small businesses and not-for-profit corporations, which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. Although it is difficult to estimate the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate. State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is also expected to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company has four employees.  As a result, the Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees are infected by the Coronavirus and become ill from COVID-19.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants and/or the potential value of certain entitlements being pursued in Cortlandt and Flowerfield, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2020. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Property Value Enhancement

See, “Business—Property Value Enhancement—Cortlandt Manor” and “—Flowerfield”, above, for more detailed disclosure.

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

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm

(2) Consolidated Statements of Net Assets as of December 31, 2019 and 2018 (liquidation basis)

(3) Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018 (liquidation basis)

(4) Notes to Consolidated Financial Statements

(5) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2019.

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

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this Annual Report. As such, this Annual Report does not include an attestation report of the Company’s public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

COVID-19.  In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations.  Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020.  The Order also includes a 90-day moratorium on any residential or commercial evictions.

Beginning March 16, 2020, prior to the Order, the Company’s employees began temporarily working remotely to ensure the safety and well-being of our employees and their families.  The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to address alternative disaster recovery disruption.  As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.

Small businesses and not-for-profit corporations, which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.  Although it is difficult to estimate the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets.  We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate.  State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is also expected to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company has four employees.  As a result, the Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees are infected by the Coronavirus and become ill from COVID-19.

Credit Facility. The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship.  The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2020 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	54	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	74	2015	1997	2022
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	66	2015	2004	2021
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	57	2015	2003	2021
Director of the Company

Philip F. Palmedo	85	2015	1996	2020
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	60	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	61	2015	2006	2020
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	65	2015	2002	2022
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 54, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 74, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 66, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 28 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 39 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 57, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 85, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He also served as a trustee for the Stony Brook Foundation and is currently on the Planning Board for the Village of Head of the Harbor. Mr. Palmedo received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 60, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 17 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 61, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 65, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2019 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2019 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2018.

(d)     Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 28 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

Item 11. Executive Compensation.

(a)     Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2019	250,000	-	-	-	2,390(A)	-	-	252,390
President, CEO, CFO and Treasurer	2018	250,000	-	-	-	14,250(A)	-	-	264,250

Peter Pitsiokos	2019	200,000	-	-	-	2,151(A)	-	-	202,151
COO and Secretary	2018	200,000	-	-	-	12,824(A)	-	-	212,824

(A) Consists of retention bonus payments vested and paid pursuant to the Retention Bonus Plan upon the sale of each of the real estate transactions closed during 2019 and 2018.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)     Employment Agreements

On May 17, 2013, the Company entered into a new employment agreement with Gary J. Fitlin (the “Employment Agreement”) dated May 15, 2013 and effective April 1, 2013, pursuant to which Mr. Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Fitlin earns a base salary at the rate of $250,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. Additionally, Mr. Fitlin is entitled to a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreement defines a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreement, there is no required minimum period of employment, and either the Company or Mr. Fitlin may terminate at any time, with or without cause. If Mr. Fitlin is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If Mr. Fitlin is terminated for cause (as defined in the Employment Agreement), he will be paid the pro rata share of his base salary through the date of termination. Mr. Fitlin may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(b)     Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2019, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

(d)      Retention Bonus Plan

In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. The foregoing description reflects the terms set forth in in the plan as modified by three amendments. The summary appearing below reflects the terms set forth in the Plan as modified by three amendments. There were no further amendments to the terms of the Plan during the current reporting period.

The Plan provides for a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is at least equal to its 2013 appraised value as designated in the bonus plan. Additional funding of the bonus pool will occur on a property-by-property basis only if the gross sales price of a property exceeds the Adjusted Appraised Value defined as the sum of (i) its 2013 appraised value, in which case additional funding will occur and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

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

The payments made during the twelve months ended December 31, 2019 and 2018 under the Plan relate to the settlement of the master lease from the Sale of the Virginia Health Care Center and the sale of one building in the Port Jefferson Professional Park, respectively, were as follows:

RETENTION BONUS PLAN PARTICPANTS	2019	2018
Board of Directors	$9,471	$56,497
President and Chief Executive Officer	2,390	14,250
Chief Operating Officer	2,151	12,824
Other Employees	561	3,346
Total	$14,573	$86,917

2019 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2019:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$2,186	$-	$-	$122,186

Philip F. Palmedo	42,000	-	-	1,457	-	-	43,457

Elliot H. Levine	42,000	-	-	1,457	-	-	43,457

Richard B. Smith	42,000	-	-	1,457	-	-	43,457

Ronald J. Macklin	42,000	-	-	1,457	-	-	43,457

Nader G.M. Salour	42,000	-	-	1,457	-	-	43,457

Total	$330,000	$-	$-	$9,471	$-	$-	$339,471

Deferred Compensation Plan.  On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a plan of liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which is attached hereto as Exhibit 10.12. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2019, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of March 25, 2020, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (10)

Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904(2)	12.1

Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	138,892 (3)	9.4

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	117,151(4)	7.9

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	113,088 (5)	7.6

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500 (6)	6.8

MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	80,850(7)	5.5

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259(8)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	16,905(9)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	3,866	*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	862	*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381	*

Elliot H. Levine 1 Flowerfield, Suite 24 St. James, NY 11780	113	*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

All executive officers and Directors as a group (8 persons)	60,386	4.1

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

(6) On January 8, 2020, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

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

(10) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 25, 2020.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent	Total Commitment (excluding remaining renewal options)	Additional Commitment (assumes two-year renewal option is exercised)
Jan 2019-Dec 2020	2,284	$19,414	$38,828	$38,828
Jan 2019-Dec 2020	1,817	-(a)	-(a)	-(a)
Jan 2019-Dec 2020	1,905	$16,193	$32,385	$64,770
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2019 of $18,170 and total commitments including two-year renewal option of up to $72,680.

During the twelve months ended December 31, 2019 and 2018, respectively, the Company received rental revenue of $34,720 and $47,146, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	Fiscal December 31, 2019	Fiscal December 31, 2018
Audit Fees (1)	$86,000	$80,000
Audit-Related Fees (2)	5,977	3,041
Tax Fees (3)	18,800	25,500
Total Fees	$110,777	$108,541

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2019 and 2018, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)              Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2019 and 2018 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2019 and 2018, (liquidation basis)

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

10.2	Compensation of Directors (3)

10.3	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (4)

10.4	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.5	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (6)

10.6	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (7)

10.7	Retention Bonus Plan (8)

10.8	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (9)

10.9	Amended and Restated Retention Bonus Plan (10)

10.10	Amendment No. 2 to Retention Bonus Plan (9)

10.11	Amendment No. 3 to Retention Bonus Plan (11)

10.12	Nonqualified Deferred Compensation Plan (12)

10.13	Board Advisor Agreement dated as of May 24, 2016 with Jad Fakhary (3)

10.14	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (3)

10.15	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (3)

10.16	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.17	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (3)

10.18	Engagement letter with a National Real Estate Finance Firm, effective February 27, 2020 (3)

21.1	List of all subsidiaries (3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (3)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Incorporated herein by Reference to the Annual Report Form KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(3)	Filed as part of this report.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: March 26, 2020

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 26, 2020

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 26, 2020

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 26, 2020

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 26, 2020

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

10.2	Compensation of Directors (3)

10.3	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (4)

10.4	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (5)

10.5	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (6)

10.6	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (7)

10.7	Retention Bonus Plan (8)

10.8	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (9)

10.9	Amended and Restated Retention Bonus Plan (10)

10.10	Amendment No. 2 to Retention Bonus Plan (9)

10.11	Amendment No. 3 to Retention Bonus Plan (11)

10.12	Nonqualified Deferred Compensation Plan (12)

10.13	Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (3)

10.14	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (3)

10.15	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (3)

10.16	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.17	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (3)

10.18	Engagement letter with a National Real Estate Finance Firm, effective February 27, 2020 (3)

21.1	List of all subsidiaries. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (3)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(3)	Filed as part of this report.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2019 and 2018	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets at December 31, 2019 and 2018 (liquidation basis)	F-2

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018 (liquidation basis)	F-3

Notes to Consolidated Financial Statements	F-4-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2019 and 2018, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2019	December 31, 2018
ASSETS:
Real estate held for sale	$48,270,000	$36,201,270
Cash and cash equivalents	2,213,205	3,049,587
Rent receivable	63,132	57,270
Other receivables	41,460	68,743
Total Assets	$50,587,797	$39,376,870

LIABILITIES:
Accounts payable	$621,538	$769,346
Accrued liabilities	178,479	173,086
Deferred rent liability	24,316	24,825
Tenant security deposits payable	265,078	268,633
Mortgage loan payable	3,780,068	1,100,000
Estimated liquidation and operating costs net of receipts	14,348,681	10,194,310
Total Liabilities	19,218,160	12,530,200
Net assets in liquidation	$31,369,637	$26,846,670

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2019	2018

Net assets in liquidation, beginning of period	$26,846,670	$26,637,350
Changes in net assets in liquidation:
Change in liquidation value of real estate	12,068,730	3,984,605
Remeasurement of assets and liabilities	(7,545,763)	(3,775,285)
Net increase in liquidation value	4,522,967	209,320
Net assets in liquidation, end of period	$31,369,637	$26,846,670

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2019 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 14 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet situated on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company.  Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown.  Approximately 5 acres of the 68-acre Flowerfield industrial park are zoned residential and non-contiguous to the Flowerfield property and are being actively marketed for sale.

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
Years Ended December 31, 2019 and 2018

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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
Years Ended December 31, 2019 and 2018

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2019, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets in liquidation at December 31, 2019 would result in estimated liquidating distributions of approximately $21.16 per common share. This is an increase of $3.05 from the December 31, 2018 net assets in liquidation of $18.11 per common share.

The increase in net assets in liquidation results from an increase in the real estate value of $12.1 million ($8.14 per share) of the properties that are the subject of the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC (see note 5), respectively, and other adjustments to the remaining properties partially offset by an increase in the expense reserve (the estimated costs in excess of receipts) per share by $7.5 million ($5.09 per share). The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs), entitlement costs and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2019 cash balance of $2.2 million with adjustments for the following items which are estimated through December 31, 2021:

1.

The estimated cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to our shareholders.  The Company estimates that it will incur approximately $1.8 million (included in the statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs from January 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values.  During the year ended December 31, 2019, the Company incurred approximately $1.4 million of land entitlement costs, consisting predominately of engineering fees.  The Company believes the remaining balance of $1.8 million (an aggregate of approximately $556,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of December 31, 2019 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at December 31, 2019 ($31,369,637) and 2018 ($26,846,670) results in estimated liquidating distributions of approximately $21.16 and $18.11, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, for the properties that are subject of such agreements) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of December 31, 2019 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2019 through December 31, 2019 is as follows:

	January 1, 2019	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2019
Assets:
Estimated net inflows from investment of real estate	$3,418,285	$(2,600,047)	$3,491,090	$4,309,328
Liabilities:
Property operating costs	(2,084,955)	1,536,010	(2,046,009)	(2,594,954)
Tenant improvements	(465,844)	497,207	(31,363)	-
Common area capital expenditures	(665,000)	119,023	71,844	(474,133)
Land entitlement costs	(1,468,474)	1,422,192	(1,800,845)	(1,847,127)
Corporate expenditures	(4,904,367)	2,167,814	(3,459,998)	(6,196,551)
Selling costs on real estate assets*	(2,437,076)	-	(1,060,124)	(3,497,200)
Retention bonus payments to directors, officers and employees*	(1,984,733)	14,573	(2,710,358)	(4,680,518)
Less prepaid expenses and other assets	397,854	234,620	-	632,474
Liability for estimated costs in excess of estimated receipts during liquidation**	$(10,194,310)	$3,391,392	$(7,545,763)	$(14, 348,681)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

** These estimates are based on the liquidation being completed by December 31, 2021. The remeasurement is the result of the extension, entitlement costs and increased retention bonus payments and selling costs attributable to the increase in real estate values.

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

**These estimates were based on the liquidation being completed by June 30, 2020.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

5.	Disposition Activities

Flowerfield - On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of an approximately 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).

Under the BSL Agreement: (i) BSL will have the right to terminate the BSL Agreement, during an investigation period, by written notice to GSD if BSL is not fully satisfied, in its sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, in which case BSL will have the right to receive a refund of its earnest money deposit; (ii) if BSL does not terminate the BSL Agreement on or prior to the end of the investigation period, BSL will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless BSL terminates the BSL Agreement on or prior to the end of the investigation period, the closing will occur on the 30th day following the earlier of (y) the Town of Smithtown’s granting of the Site Plan Approval (as defined in the BSL Agreement and as described below); or (z) BSL’s waiver of the Site Plan Approval.

The BSL Agreement is also contingent on the receipt of Subdivision Approval (as defined in the BSL Agreement and as described below). The Subdivision Approval condition requires that GSD obtain a subdivision of the Gyrodyne/Flowerfield complex into separate parcels to create the Property (as generally depicted in the BSL Agreement) within a specified time (the “Subdivision Approval Period”) following the last day of the investigation period. If the Subdivision Approval is not obtained within the Subdivision Approval Period, each of GSD and BSL have the right to terminate the BSL Agreement. BSL will also have a limited right to terminate the BSL Agreement in the event the Subdivision Approval contains requirements specified in the BSL Agreement. If Subdivision Approval has not been denied by the Town of Smithtown at or prior to the last day of the Subdivision Approval Period, GSD shall have the right to extend its time to obtain the Subdivision Approval for a specified period of time. If Subdivision Approval is not obtained within such additional time, each of GSD and BSL have the right to terminate the BSL Agreement.

 The Site Plan Approval is specifically delineated in the BSL Agreement. If BSL fails to obtain the Site Plan Approval prior to the end of the site plan approval period, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for a specified period upon the payment of an extension fee. If, after such extension, BSL fails to obtain the Site Plan Approval, BSL may cancel the BSL Agreement, waive the Site Plan Approval contingency, or extend the site plan period for an additional specified period with a second non-refundable extension fee.

The BSL Agreement also contains additional customary covenants, conditions, representations and warranties.

Cortlandt Manor - Gyrodyne, LLC, a New York limited liability company (the “Company”), has announced the execution by its subsidiaries GSD Cortlandt, LLC, a New York limited liability company (“GSD”), and Buttonwood Acquisition, LLC (“Buttonwood” and together with GSD, the “Cortlandt Subsidiaries”), of a Purchase and Sale Agreement (the “Agreement”) effective as of December 7, 2019 (the “Effective Date”) for the sale of  approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

The Town of Cortlandt (the “Town”) is processing a proposed zoning initiative to create a Medical Oriented District (“MOD”) that would include the entire Cortlandt property (owned by the Cortlandt Subsidiaries) within its boundaries.  Included in the Town’s initiative is the Company’s site plan to subdivide the entire property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The Property that is the subject of the Agreement consists of the medical office building with ancillary retail space, and does not include the multi-family residential housing parcel or the open space, passive recreation parcel.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

The Agreement requires: (i) an inspection period that will expire after a set period, during which time SC LLC will have the right to terminate the Agreement by written notice to GSD if SC LLC will not be fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, prior to the expiration of the inspection period, in which case SC LLC will have the right to receive a refund of its earnest money deposit; (ii) if SC LLC does not terminate the Agreement on or prior to the end of the inspection period, SC LLC will be obligated to deliver an additional earnest money deposit to the escrow agent, which together with the initial earnest money deposit will be applied toward the purchase price at closing; (iii) unless SC LLC terminates the Agreement on or prior to the end of the inspection period, the closing will occur on the 60th day following the earlier of (y) the applicable governmental authorities granting of the Final Project Approvals (as defined in the Agreement and as described below); or (z) SC LLC’s waiver of the Final Project Approvals.

The Final Project Approvals are also contingent on the receipt of Subdivision Approval and Site Plan Approval (each as defined in the Agreement and as described below). The Subdivision Approval condition requires that the Cortlandt Subsidiaries obtain approval as and to the extent necessary to allow for the conveyance of the  medical office building parcel to SC LLC and the conveyance of the recreation parcel  to the owner’s association within a specified time following the last day of the inspection period. If such Subdivision Approval is not obtained within such specified time following the last day of the inspection period, SC LLC has the right to terminate the Agreement. The Agreement provides SC LLC with a limited right to terminate the Agreement in the event the Subdivision Approval contains requirements specified in the Agreement. In the event the Subdivision Approval has not been denied by the Town at or prior to the last day of the specified period, SC LLC shall have the right to extend the time to obtain the Subdivision Approval for a specified period of time.  If such Subdivision Approval is not obtained within such additional time, SC LLC has the right to terminate the Agreement.

The Site Plan Approval is specifically delineated in the Agreement. If SC LLC fails to obtain the Site Plan Approval prior to the closing date (expected to be May 4, 2021), SC LLC may cancel the Agreement, waive the Site Plan Approval contingency, or extend the closing date.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

Port Jefferson Professional Park – In August 2018, the Company sold its final building (11 Medical Drive) in the Port Jefferson Professional Park for $800,000.

6.	Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018.  There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”).  On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).  The interest rate during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%).  During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period.  The Permanent Phase interest rate currently would be 3.25%.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.25%. Two advances of $1,000,000 and $500,000 were drawn on September 30 and December 31, 2019, respectively. The balance of $1,419,932, net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2019, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

The loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending December 31,
2020	$66,000
2021	138,630
2022	143,204
2023	147,928
2024	152,807
Thereafter	3,131,499
Total	$3,780,068

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2019 and 2018, the net realizable value of real estate increased by $12,068,730 and $3,984,605, respectively. The 2019 increase is mainly attributable to the Purchase and Sale Agreements entered into in Flowerfield and Cortlandt Manor (see Note 5). The 2018 increase was primarily driven by the increase in value attributable to the entitlement process. The valuation of the remaining real estate as of December 31, 2019 was $48,270,000.

	2019	2018
Net Realizable Value at beginning of period	$36,201,270	$33,016,665
Increases in Net Realizable Value
Cortlandt Manor	2,010,000	1,040,000
Flowerfield	10,058,730	2,944,605
Less Property Sales
Port Jefferson Professional Park	-	(800,000)
Net Realizable Value at December 31,	$48,270,000	$36,201,270

8.	Accrued Liabilities

Accrued liabilities at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Payroll and related taxes	$40,011	$34,737
Professional fees	101,468	103,349
Other	37,000	35,000
Total	$178,479	$173,086

9.	Income Taxes

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

As of December 31, 2019 and 2018, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2019	December 31, 2018
Beginning balance	$13,000	$34,000
Accounts receivable (written off)	(13,000)	(21,000)
Ending Balance	$-	$13,000

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2019 and 2018. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2019 rental income from the Company’s three largest tenants represented approximately 23%, 20% and 7% of total rental income. The three largest tenants by revenue as of December 31, 2019 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and a tenant in the industrial park that recently expanded its space. During the year ended December 31, 2018 we increased the space leased to the state agency, by approximately 93%, which increased the concentration of credit risk respectively.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting small businesses which comprise 39% of our expected 2020 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of December 31, 2019 and 2018, other commitments and contingencies are summarized in the below table:

	2019	2018
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	81,716	81,716
Total	$431,716	$431,716
*Excludes Retention Bonus Payments

Employment agreements - The Company has an employment agreement with its Chief Executive Officer. The agreement provides for a bonus of $125,000 payable upon a change of control as defined in the agreement. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

Retention Bonus Plan- In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. The summary appearing below reflects the terms set forth in the Plan as modified by three amendments. There were no further amendments to the terms of the Plan during the current reporting period.

The Plan provides for a bonus pool funded with an amount equal to 5% of the specified appraised value of such properties (set forth in the Plan), so long as the gross selling price of a property is at least equal to its 2013 appraised value as designated in the bonus plan. Additional funding of the bonus pool will occur on a property-by-property basis only if the gross sales price of a property exceeds the Adjusted Appraised Value defined as the sum of (i) its 2013 appraised value, in which case additional funding will occur and (ii) land development costs incurred on a property since the date of the 2013 appraisal, as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

The payments made during the twelve months ended December 31, 2019 and 2018 under the Plan relate to the settlement of the master lease from the Sale of the Virginia Health Care Center and the sale of one building in the Port Jefferson Professional Park, respectively, were as follows:

RETENTION BONUS PLAN PARTICPANTS	2019	2018
Board of Directors	$9,471	$56,497
President and Chief Executive Officer	2,390	14,250
Chief Operating Officer	2,151	12,824
Other Employees	561	3,346
Total	$14,573	$86,917

Deferred Compensation Plan - On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a plan of liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

14.	Contingencies

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

As of December 31, 2019 and 2018, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

15.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term			Square Feet	Annual Rent	Total Commitment (excluding renewal options)	Additional Commitment (assumes two-year renewal option is exercised)
Jan 2019	-	Dec 2020	2,284	$19,414	$38,828	$38,828
Jan 2019	-	Dec 2020	1,817	-(a)	-(a)	-(a)
Jan 2019	-	Dec 2020	1,905	$16,193	$32,385	$32,385
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2019 of $18,170 and total commitments including two-year renewal option of up to $72,680.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

During the twelve months ended December 31, 2019 and 2018, respectively, the Company received rental revenue of $34,720 and $47,146, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

16.	Subsequent Events

COVID-19.  In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations.  Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020.  The Order also includes a 90-day moratorium on any residential or commercial evictions.

Beginning March 16, 2020, prior to the Order, the Company’s employees began temporarily working remotely to ensure the safety and well-being of our employees and their families.  The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to address alternative disaster recovery disruption.  As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.

Small businesses and not-for-profit corporations, which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.  Although it is difficult to estimate the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets.  We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate. State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is also expected to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company has four employees.  As a result, the Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees are infected by the Coronavirus and become ill from COVID-19.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

Credit Facility.  The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

To secure access to additional working capital through the final sale date of the Cortlandt Property lots (“Lots”),  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020.  The term is 24 months, with an option to extend for an additional 12 months.  The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%).  The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Lots.

The line is secured by the Cortlandt property (approximately 14 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Effective February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and a reserve for additional working capital.