Form 10-Q
period 2020-03-31
Gyrodyne, LLC
filed 2020-05-12
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Shares of Limited Liability Company Interests	GYRO	Nasdaq Capital Market

On May 12, 2020, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019
(Liquidation Basis)

	March 31,	December 31,
	2020 (Unaudited)	2019
ASSETS:
Real estate held for sale	$48,270,000	$48,270,000
Cash and cash equivalents	1,712,704	2,213,205
Rent receivable	60,169	63,132
Other receivables	39,025	41,460
Total Assets	$50,081,898	$50,587,797

LIABILITIES:
Accounts payable	$748,458	$592,743
Accrued liabilities	302,046	178,479
Deferred rent liability	30,909	24,316
Tenant security deposits payable	263,264	265,078
Loan payable	3,780,068	3,780,068
Estimated liquidation and operating costs net of estimated receipts	13,517,182	14,377,476
Total Liabilities	18,641,927	19,218,160
Net assets in liquidation	$31,439,971	$31,369,637

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2020

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2019		$31,369,637
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	70,334
Net increase in liquidation value		70,334
Net assets in liquidation, as of March 31, 2020		$31,439,971

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 2020 (unaudited)

1.	The Company

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of, and the pursuit of entitlements on, a portfolio of medical office and industrial properties located in Suffolk (“Flowerfield”) and Westchester Counties (“Cortlandt Manor”), in New York State.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of March 31, 2020 and December 31, 2019 (predicated on current asset values) includes some, but not all, of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, entitlements, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 12 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares outstanding, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor: Approximately 13.8 acres in Cortlandt Manor, New York, consisting of the approximate 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: Approximately 68 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising approximately 127,000 rentable square feet. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. Approximately 5 acres of the 68 acres are zoned residential and non-contiguous to the Flowerfield property and are being actively marketed for sale.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends, including the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ businesses, and changes in tenant payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets in liquidation by the number of shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at March 31, 2020 would result in estimated liquidating distributions of approximately $21.20 per common share. This is an increase of $0.04 from the December 31, 2019 estimated net assets in liquidation of $21.16 per common share. The increase in net assets in liquidation is mainly the result of net cash inflow of rent less expenses due to the delay in the sale of one of the Company’s properties.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2020 cash balance of $1.71 million with adjustments for the following items which are estimated through December 31, 2021:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and experience the Company has with its other owned properties in such markets. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to shareholders. The Company estimates that it will incur approximately $1.49 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from April 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the three months ended March 31, 2020, the Company incurred approximately $358,000 of land entitlement costs, consisting predominately of engineering fees. The Company believes the remaining balance of $1.49 million (an aggregate of approximately $416,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statements of net assets as of March 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2020 ($31,439,971) and December 31, 2019 ($31,369,637) results in estimated liquidating distributions of approximately $21.20 and $21.16, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of March 31, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2020 through March 31, 2020 has been calculated as follows:

	January 1, 2020	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2020
Assets:
Estimated rents and reimbursements	$4,309,328	$(629,077)	$349,565	$4,029,816
Liabilities:
Property operating costs	(2,594,954)	396,248	(264,140)	(2,462,846)
Common area capital expenditures	(474,133)	-	-	(474,133)
Land entitlement costs	(1,847,127)	358,471	-	(1,488,656)*
Corporate expenditures	(6,196,551)	512,720	(15,091)	(5,698,922)
Selling costs on real estate assets	(3,497,200)	-	-	(3,497,200)
Retention bonus payments to Directors, executives and employees**	(4,680,518)	-	-	(4,680,518)
Less prepaid expenses and other assets	603,679	151,598	-	755,277
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,377,476)	$789,960	$70,334	$(13,517,182)

* The Company reached agreements with certain vendors to defer payment of approximately $416K of the $1.49 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The bank is drafting an amendment to further extend the interest only phase of the loan and the related permanent phase, respectively. The interest rate during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.5%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.5%. Two advances of $1,000,000 and $500,000 were drawn on September 30 and December 31, 2019, respectively. The balance of $1,419,932, net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

The loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending March 31,
2021	$132,890
2022	137,617
2023	142,512
2024	147,580
2025	152,829
Thereafter	3,066,640
Total	$3,780,068

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The line is secured by the Cortlandt property (approximately 13.8 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

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

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Current accounts payable	$337,053	$338,383	Accrued liabilities	$211,698	$178,479
Other accounts payable (a)	411,405	254,360	Deferred Compensation to Directors (b)	90,348	-
Total	$748,458	$592,743	Total	$302,046	$178,479
(a)

The Company reached agreements with certain vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2020. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata.

The Bipartisan Budget Act of 2015 (the “2015 Act”) changed the procedure for partnership tax audits and audit adjustments for partnership returns of large partnerships for fiscal years beginning after December 31, 2017. Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from Gyrodyne. IRS tax audit assessments on tax years beginning January 1, 2018 will require Gyrodyne to: a) bear any tax liability resulting from such audit, or b) elect to push out the tax audit adjustments to the respective shareholders once it has been calculated at the company level.

9.	Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month. The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues. The controls and related processes enable the Company to timely identify and establish payment plans to minimize material losses from defaults. In accordance with generally accepted accounting principles, the Company identifies high risk collectibles, records them on a cash basis and does not include them in revenue or accounts receivable.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at March 31, 2020 and December 31, 2019. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the three-months ended March 31, 2020 rental income from the three largest tenants represented approximately 24%, 20% and 8% of total rental income. The three largest tenants by revenue as of March 31, 2020 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletic facility in the industrial park, respectively.

11.	Commitments

As of March 31, 2020, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus* and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

*Excludes Retention Bonus Payments

Employment agreements - The Company has an employment agreement with its Chief Executive Officer. The agreement provides for a bonus of $125,000 payable upon a change of control as defined in the agreement. In addition, the agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

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

There were no payments made during the three months ended March 31, 2020 under the Plan.

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

As of March 31, 2020 and December 31, 2019, the value of the remaining unsold properties was above the respective 2014 appraised value.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

14.	COVID-19

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations. Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020. The Order also includes a 90-day moratorium on any residential or commercial evictions. On April 16, 2020, the Order was subsequently extended until May 15, 2020.

Beginning March 16, 2020, prior to the Order, the Company’s employees began temporarily working remotely to ensure their and their family’s safety and well-being. The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to respond to disaster recovery disruption. As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.

Small businesses and not-for-profit corporations (as defined “Small Business” are tenants that are neither part of or affiliated with Stony Brook University or Stony Brook University Hospital and are also not medical offices), which account for approximately 39% ($834,000) of the Company’s projected annual rental revenues for 2020, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.  Although it is difficult to estimate the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets.  We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact the timeline to secure entitlements and the sale of our real estate.  State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

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
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the three months ending March 31, 2020 of $4,542 and total commitments including two-year renewal option of up to $72,680.

During the three-months ended March 31, 2020, the Company received rental revenue of $8,902 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

16.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period due to the agreements with certain vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

17.	Subsequent Events

On May 11, 2020, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Buyer Agreement”) for the sale of an approximately 5.0 acre parcel of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for $500,000 (consistent with the value reported in the Statement of Net Assets) to a buyer.  Under the Buyer Agreement, $25,000 of the purchase price was paid at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

Under the Buyer Agreement: (i) Buyer will have the right during an investigation period to conduct a phase 1 environmental survey and or other related analysis.  Buyer will have the right to terminate the Buyer Agreement, during the investigation period, by written notice to GSD Flowerfield if Buyer is not fully satisfied, in its sole discretion, as to the status of title, suitability of the property and all factors concerning same, in which case Buyer will have the right to receive a refund of its down payment; (ii) unless Buyer terminates the Buyer Agreement on or prior to the end of the investigation period, the closing will occur on the 20th day following the earlier of (y) the Town of Smithtown’s granting of the Approvals (as defined in the Buyer Agreement and as described below); or (z) Buyer’s waiver of such Approvals.

The Buyer Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the property being sold hereunder and the recharge basins and building Permits Approval (as defined in the Buyer Agreement and as described below). The Approval condition requires that GSD obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Buyer Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

 The Correction Plan is specifically delineated in the Buyer Agreement. If Buyer fails to obtain the Correction Plan Approval prior to the end of the approval period, Buyer may cancel the Buyer Agreement, or waive the Correction Plan Approval contingency and close on the last day of the approval period.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender who received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.  PPP Loan amounts may be forgiven to the extent proceeds are used to cover documented payroll (75% of total PPP is required to be used for compensation (and benefits) to meet requirements for forgiveness), mortgage interest, rent and utility costs over an eight-week measurement period following loan funding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2020.

Cautionary Note Concerning Forward–Looking Statements. This Quarterly Report on Form 10-Q may contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties summarized below that could cause actual results to differ materially from those reflected in such forward-looking statements. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus (COVID-19), on the U.S. and local economies and on our business. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, several of the other important factors below and the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our subsequent filings under the Exchange Act and in the risk factors set forth in this Form 10-Q. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale and liquidation of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the COVID-19 pandemic on our business, operations and timelines for seeking entitlements and pursuing the sale of our properties and distributions to our shareholders, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

After giving effect to the Company’s dispositions of real property through March 31, 2020, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising approximately 34,000 square feet situated on approximately 13.8 acres; and
●

the Flowerfield Industrial Park comprising approximately 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. Approximately 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. Approximately 5 of the 68-acre Flowerfield industrial park are zoned residential and non-contiguous to the Flowerfield property and are being actively marketed for sale.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

Sales of properties by Gyrodyne could take the form of individual sales of assets, as was our experience in Port Jefferson, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by December 31, 2021 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2021 of approximately $31.44 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $21.20 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at March 31, 2020 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.49 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

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

The Site Plan Approval is specifically delineated in the Agreement. If SC LLC fails to obtain the Site Plan Approval prior to the closing date (expected to be September 4, 2021), SC LLC may cancel the Agreement, waive the Site Plan Approval contingency, or extend the closing date.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the three-months ended March 31, 2020, the Company incurred approximately $358,000 of land entitlement costs, consisting primarily of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.49 million in additional land entitlement costs through December 31, 2021 in pursuit of entitlements (approximately $600,000 in Cortlandt Manor and $900,000 in Flowerfield).

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

The entitlement costs for the three-months ended March 31, 2020 associated with the ownership and development of this property were approximately $25,000.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“DGEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review.  The Town of Cortlandt Planning Department hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020.  The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020.  As a result of the Order (New York Stay at Home Order), the April 14, 2020 public hearing was postponed to June 2020. The June 16, 2020 public hearing is anticipated to be a virtual platform. Subsequent to DGEIS public hearings and public comment period, a Final GEIS will be prepared and is anticipated to be accepted by the Town Board with SEQR completed in the fourth quarter of 2020.  Subdivision and site plan public hearings will occur simultaneous with the Town Planning Board during the third and fourth quarters of 2020 and the first quarter of 2021.  The Town Board is anticipated to adopt a MOD designation for the property in the first quarter of 2021 with subdivision and site plan approval granted by the Town Planning Board occurring at the end of the first quarter of 2021. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement (“EIS”). As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. The FEIS is anticipated to be accepted by the Planning Board with SEQRA completed in the second quarter or early third quarter of 2020.

The entitlement costs for the three-months ended March 31, 2020 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $335,000. The Company owns and is actively marketing for sale an additional 5.2 acres non-contiguous to the industrial park that are currently zoned residential and are not part of the subdivision application.

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

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the park’s industrial buildings to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital, while also making it a cultural destination (arts, health and wellness center) for the community.  The extent of the Company’s ability to provide leasing solutions to Stony Brook University and Stony Brook University Hospital or its affiliates may be limited in part and contingent on the Company’s ability to finance capital improvements pursuant to and part of any future leasing expressions of interest, respectively.  The Company believes this strategy will enhance the value of the entitlements while also increasing the cashflow and market value of the industrial buildings.

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from approximately 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to approximately 27,000 square feet. The annual lease commitments (as of March 31, 2020) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $629,261 (most of which is not up for renewal until 2025).

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of our tenants, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Quarterly Report on Form 10-Q, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●	Approximately 39% of the Company’s tenants (based on 2020 projected annual revenues) are Small Businesses and not-for-profit corporations (as defined “Small Business” are tenants that are neither part of or affiliated with Stony Brook University or Stony Brook University Hospital and are also not medical offices).

The COVID-19 public health crisis may also adversely impact the timeline to secure entitlements and the sale of our real estate.  State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is also expected to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

●

Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including by implementing a work from home policy, and the Company’s IT systems have enabled its team to work seamlessly.

●

The Company is in constant communication with our tenants and is assisting tenants, and we have generally encouraged our tenants to look to their insurance policies and pending government programs to assist in meeting their obligations, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

●

To enhance our liquidity position and maintain financial flexibility, the Company has signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note for up to $2,500,000, which is scheduled to close in the second quarter of 2020.

●

The Company currently has approximately $1.71 million in cash and cash equivalents, and an additional $2,219,932 available under its revolving credit facilities (inclusive of $800,000 which is only available for certain capital improvements).

●

The Company has taken proactive measures to manage costs, including by securing agreements from certain of the Company’s major service vendors to defer approximately $416,000 of fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

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

Transaction Summary for the Three-Months Ended March 31, 2020

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2020.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000, which closed on March 21, 2018. On January 24, 2019, the Company amended and extended the line which included extending the maturity date of the interest only phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The bank is drafting an amendment to further extend the interest only phase of the loan and the related permanent phase, respectively. The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.5%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with Stony Brook University Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

The aforementioned loan is secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.35 to 1. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The line is secured by the Cortlandt property (approximately 13.8 acres) and cross collateralized by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

On February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and to provide a reserve for additional working capital.

Leasing Activity. During the three-months ended March 31, 2020, the Company executed two new leases and five renewals comprising approximately 1,100 and 7,400 square feet and annual revenue of approximately $13,800 and $108,500, respectively.

The Company incurred approximately $3,000 in lease commissions during the three-months ended March 31, 2020.

There were three terminations during the three-months ended March 31, 2020, comprising approximately 4,000 square feet and approximately $37,600 in annual revenue.

Property Sales.  On May 11, 2020, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Buyer Agreement”) for the sale of an approximately 5.0 acre parcel of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for $500,000 (consistent with the value reported in the Statement of Net Assets) to a buyer.  Under the Buyer Agreement, $25,000 of the purchase price was paid at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

Under the Buyer Agreement: (i) Buyer will have the right during an investigation period to conduct a phase 1 environmental survey and or other related analysis.  Buyer will have the right to terminate the Buyer Agreement, during the investigation period, by written notice to GSD Flowerfield if Buyer is not fully satisfied, in its sole discretion, as to the status of title, suitability of the property and all factors concerning same, in which case Buyer will have the right to receive a refund of its down payment; (ii) unless Buyer terminates the Buyer Agreement on or prior to the end of the investigation period, the closing will occur on the 20th day following the earlier of (y) the Town of Smithtown’s granting of the Approvals (as defined in the Buyer Agreement and as described below); or (z) Buyer’s waiver of such Approvals.

The Buyer Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the property being sold hereunder and the recharge basins and building Permits Approval (as defined in the Buyer Agreement and as described below). The Approval condition requires that GSD obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Buyer Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

 The Correction Plan is specifically delineated in the Buyer Agreement. If Buyer fails to obtain the Correction Plan Approval prior to the end of the approval period, Buyer may cancel the Buyer Agreement, or waive the Correction Plan Approval contingency and close on the last day of the approval period.

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

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2021. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly, for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends, including the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ businesses, and changes in tenant payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at March 31, 2020 would result in estimated liquidating distributions of approximately $21.20 per common share. This is an increase of $0.04 from the December 31, 2019 estimated net assets in liquidation of $21.16 per common share. The increase in net assets in liquidation is mainly the result of net cash inflow of rent less expenses due to the delay in the sale of one of the Company’s properties.

The comparability of the Company’s net assets in liquidation at March 31, 2020 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2020 cash balance of $1.71 million with adjustments for the following items which are estimated through December 31, 2021:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to our shareholders. The Company estimates that it will incur approximately $1.49 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from April 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the three-months ended March 31, 2020, the Company incurred approximately $358,000 of land entitlement costs, consisting primarily of engineering fees. The Company believes the remaining balance of $1.49 million (an aggregate of approximately $416,000 which Company vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2020 ($31,439,971) results in estimated liquidating distributions of approximately $21.20 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of March 31, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2020 (dollars are in millions).

March 31, 2020 cash and cash equivalents balance	$1.71
Principal payments on loan	(3.78)
Free cash flow from rental operations	1.09	(i)
General and administrative expenses	(2.99)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.49)	(iii)
Gross real estate proceeds	48.27
Selling costs on real estate	(3.50)
Retention bonus plan for directors, officers and employees	(4.68)
Final liquidation and dissolution costs	(1.48)	(iv)
Other	(1.71)	(v)
Net Assets in Liquidation	$31.44	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.09.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.99).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.49 million in costs over the liquidation period ending December 31, 2021 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.71).
(vi)

The net assets in liquidation at March 31, 2020 would result in liquidating distributions of approximately $21.20 per common share ($31.44 million with 1,482,680 shares outstanding), excluding the additional sales proceeds, that may result directly or indirectly from the remaining $1.49 million in land entitlement costs. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2020, which is discussed below:

Net assets in liquidation at January 1, 2020	$31,369,637
Changes in net assets in liquidation from January 1 through March 31, 2020:
Remeasurement of assets and liabilities in liquidation	70,334
Total change in net assets in liquidation	70,334
Net assets in liquidation at March 31, 2020	$31,439,971

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

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. An advance of $1,000,000 was drawn on September 30, 2019 and $500,000 on December 31, 2019 to fund working capital. The balance of $1,419,932, net of closing costs of $80,068 and the aforementioned advance, is available to be drawn down.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) signed a commitment letter for a third loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000, which is scheduled to close in the second quarter of 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent), but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

On February 27, 2020, the Company entered into an engagement letter with a national real estate finance firm (the “Firm”) pursuant to which the Firm agreed to assist the Company secure financing with prospective lenders, and the Company agreed to pay the Firm an origination fee equal to one percent (1%) of any loan secured by the Company with any lender introduced to the Company by the Firm other than designated excluded lenders with whom the Company has a preexisting relationship. The intended use of this facility is to finance tenant improvements on new leases, if any, and to provide a reserve for additional working capital.

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

As of March 31, 2020, the Company had cash and cash equivalents totaling approximately $1.71 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its liquidation process and dissolution. The $1.71 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $48.27 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $31.44 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2020 were as follows:

●	Operating cashflows
$629,077 in rent and reimbursements.
($396,248) in operating costs.
●	($512,720) in corporate expenditures.
●	($24,935) of land entitlement costs incurred for the Cortlandt Manor property.
●	($333,536) of land entitlement costs incurred for the Flowerfield property.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2020.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2020.

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

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Engagement letter with a National Real Estate Finance Firm, effective February 27, 2020 (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCH XBRL Taxonomy Extension Schema (7)

101.CAL XBRL Taxonomy Extension Calculation (7)

101.DEF XBRL Taxonomy Extension Definition (7)

101.LAB XBRL Taxonomy Extension Labels (7)

101.PRE XBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(7)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: May 12, 2020	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.)

3.3	Amendment No. 1, dated June 26, 2014, to the Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Engagement letter with a National Real Estate Finance Firm, effective February 27, 2020 (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS XBRL Instance (7)

101.SCH XBRL Taxonomy Extension Schema (7)

101.CAL XBRL Taxonomy Extension Calculation (7)

101.DEF XBRL Taxonomy Extension Definition (7)

101.LAB XBRL Taxonomy Extension Labels (7)

101.PRE XBRL Taxonomy Extension Presentation (7)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 26, 2014.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(7)	Filed as part of this Report.

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