Form 10-Q
period 2020-06-30
Gyrodyne, LLC
filed 2020-08-14
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2020

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
Emerging growth company ☒

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

On August 14, 2020, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
(Liquidation Basis)

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS:
Real estate held for sale	$48,270,000	$48,270,000
Cash and cash equivalents	1,699,206	2,213,205
Rent receivable	79,696	63,132
Other receivables	37,618	41,460
Total Assets	$50,086,520	$50,587,797

LIABILITIES:
Accounts payable	$679,420	$592,743
Accrued liabilities	396,906	178,479
Deferred rent liability	15,970	24,316
Tenant security deposits payable	260,815	265,078
Loan payable	4,362,168	3,780,068
Estimated liquidation and operating costs net of estimated receipts	12,991,560	14,377,476
Total Liabilities	18,706,839	19,218,160
Net assets in liquidation	$31,379,681	$31,369,637

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2020

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2019		$31,369,637
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	10,044
Net increase in liquidation value		10,044
Net assets in liquidation, as of June 30, 2020		$31,379,681

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED JUNE 30, 2020 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of June 30, 2020 and December 31, 2019 (predicated on current asset values) includes some, but not all, of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, consisting of the 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: 68 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. 5 acres of the 68 acres are zoned residential and non-contiguous to the Flowerfield property.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2020.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statements of net assets.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation at June 30, 2020 and December 31, 2019 would result in estimated liquidating distributions of approximately $21.16 per common share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2021:

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (See Note 12).
6.	Proceeds from the draw downs on the Company’s credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

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

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to shareholders. The Company estimates that it will incur approximately $1.25 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from July 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the six months ended June 30, 2020, the Company incurred approximately $613,000 of land entitlement costs, consisting predominately of engineering fees. The Company believes the remaining balance of $1.25 million (The Company’s vendors have agreed to defer approximately $349,000 of the $1.25 million forecasted land development costs until the first post subdivision property lot is sold) will be incurred from July 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statements of net assets as of June 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2020 ($31,379,681) and December 31, 2019 ($31,369,637) results in estimated liquidating distributions of approximately $21.16, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of June 30, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2020 through June 30, 2020 has been calculated as follows:

	January 1, 2020	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2020
Assets:
Estimated rents and reimbursements	$4,309,328	$(1,197,672)	$322,294	$3,433,950
Liabilities:
Property operating costs	(2,594,954)	741,839	(250,471)	(2,103,586)
Common area capital expenditures	(474,133)	6,990	-	(467,143)
Land entitlement costs	(1,847,127)	613,089	(13,357)	(1,247,395)*
Corporate expenditures	(6,196,551)	1,025,924	(48,422)	(5,219,049)
Selling costs on real estate assets	(3,497,200)	-	-	(3,497,200)
Retention bonus payments to Directors, executives and employees**	(4,680,518)	-	-	(4,680,518)
Less prepaid expenses and other assets	603,679	185,702	-	789,381
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,377,476)	$1,375,872	$10,044	$(12,991,560)

* The Company reached agreements with certain vendors to defer payment of approximately $349K of the $1.25 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Disposition Activities

On May 11, 2020, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Buyer Agreement”) for the sale of a 5.0 acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Buyer Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

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

The Buyer Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basins and building Permits Approval (as defined in the Buyer Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Buyer Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

The Correction Plan is specifically delineated in the Buyer Agreement. If Buyer fails to obtain the Correction Plan Approval prior to the end of the Approval Period, Buyer may cancel the Buyer Agreement, or waive the Correction Plan Approval contingency and close on the last day of the Approval Period.

7.	Loan Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period but shall not be less than 4.75%. The Permanent Phase interest rate currently would be 4.75%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than the initial interest rate in effect on the closing date (6.5%). During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.125%. Advances of $1,000,000, $500,000 and $500,000 were drawn on September 30, 2019, December 31, 2019 and May 27, 2020, respectively. The balance of $919,932, net of closing costs of $80,068, is available to be drawn down.

Both lines are secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of June 30, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

The loan payable matures upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending June 30,
2021	$42,451
2022	145,173
2023	150,923
2024	156,911
2025	163,146
Thereafter	3,621,464
Total	$4,280,068	(a)
(a)	Excludes repayment of the Paycheck Protection Program Loan as we believe we have met the requirements for forgiveness.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender which received approval from the U.S. Small Business Administration (the “SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Paycheck Protection Program Loan amounts may be forgiven to the extent at least 60% of the total loan proceeds are used to cover documented payroll and benefits with the balance used to pay mortgage interest, rent and utility costs over a twenty-four week measurement period following loan funding. The Company expects to meet the requirements for full or substantial forgiveness of the loan under the existing SBA guidelines. The PPP Loan will continue to be included as a loan payable on the statement of net assets until the bank formally forgives the loan.

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Current accounts payable	$172,577	$338,383	Accrued liabilities	$215,063	$178,479
Other accounts payable (a)	506,843	254,360	Deferred Compensation to Directors (b)	181,843	-
Total	$679,420	$592,743	Total	$396,906	$178,479
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

The Company’s standard lease terms include rent due on the first of the month. The Company credit terms extend a standard ten-day grace period across its tenant portfolio and do not normally provide extensions beyond one year.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2020 and December 31, 2019. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the six-months ended June 30, 2020 rental income from the three largest tenants represented approximately 23%, 21% and 8% of total rental income. The three largest tenants by revenue as of June 30, 2020 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletic facility in the industrial park, respectively. The Company’s concentration related credit risk will continue to rise as properties are sold.

12.	Commitments

As of June 30, 2020, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus* and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	81,716
Total	$431,716

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members(a)	65.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (b)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 10% for each of the other five directors.
(b)	The officer discretionary amount of 1.75% will be allocated to the officers within the discretion of the Board.

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

There were no payments made during the six months ended June 30, 2020 under the Plan.

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

As of June 30, 2020 and December 31, 2019, the value of the remaining unsold properties was above the respective 2014 appraised value.

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

The Compsany estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

15.	COVID-19

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which may impact their ability to timely meet their lease obligations. Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020. The Order also includes a 90-day moratorium on any residential or commercial evictions. On April 16, 2020, the Order was subsequently extended until May 15, 2020. Governor Cuomo outlined guidelines that will help regions create individual plans based on facts and data to reopen New York. The loosening of restrictions in New York will be considered on a regional basis (The Cortlandt property is located in the Mid-Hudson region and the Flowerfield property is located in the Long Island region), based on the following criteria. These criteria are designed to allow phased reopening’s to begin in each region only if:

●	The infection rate is sufficiently low;

●	The health care system has the capacity to absorb a potential resurgence in new cases;

●	Diagnostic testing capacity is sufficiently high to detect and isolate new cases; and

●	Robust contact-tracing capacity is in place to help prevent the spread of the virus.

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

Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are neither part of or affiliated with Stony Brook University or Stony Brook University Hospital, non-medical offices and not-for-profit corporations, which in the aggregate account for approximately 38% ($807,000) of the Company’s projected annual rental revenues for 2020. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

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
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the six months ending June 30, 2020 of $9,085 and total commitments including two-year renewal option of up to $72,680.

The tenant has yet to exercise the second renewal term, however they have until December 1, 2020 to notify the Company if they choose to renew until December 31, 2022. During the six-months ended June 30, 2020, the Company received rental revenue of $17,804 related to these lease agreements.

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

18.	Subsequent Events

To secure access to additional working capital,  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2020.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

After giving effect to the Company’s dispositions of real property through June 30, 2020, the Company owns the following properties:

●	the Cortlandt Manor Medical Center comprising 34,000 square feet situated on 13.8 acres; and
●

the Flowerfield Industrial Park comprising 127,000 rentable square feet. The industrial park is multi-tenanted and situated on ten acres of a 68-acre property in St. James, New York, all of which is owned by the Company. 62 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. 5 of the 68-acre Flowerfield industrial park are zoned residential and non-contiguous to the Flowerfield property.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by December 31, 2021 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2021 of approximately $31.38 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $21.16 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values at June 30, 2020 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.25 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our liquidation process, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Properties Under Contract

Flowerfield. On August 27, 2019, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0 acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).

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

On May 11, 2020, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Buyer Agreement”) for the sale of a 5.0 acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Buyer Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

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

The Buyer Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basins and building Permits Approval (as defined in the Buyer Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Buyer Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

The Correction Plan is specifically delineated in the Buyer Agreement. If Buyer fails to obtain the Correction Plan Approval prior to the end of the Approval Period, Buyer may cancel the Buyer Agreement, or waive the Correction Plan Approval contingency and close on the last day of the Approval Period.

Cortlandt Manor. Gyrodyne, LLC, a New York limited liability company (the “Company”), has announced the execution by its subsidiaries GSD Cortlandt, LLC, a New York limited liability company (“GSD”), and Buttonwood Acquisition, LLC (“Buttonwood” and together with GSD, the “Cortlandt Subsidiaries”), of a Purchase and Sale Agreement (the “Agreement”) effective as of December 7, 2019 (the “Effective Date”) for the sale of 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the six-months ended June 30, 2020, the Company incurred approximately $613,000 of land entitlement costs, consisting primarily of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.25 million in additional land entitlement costs through December 31, 2021 in pursuit of entitlements (approximately $532,000 in Cortlandt Manor and $715,000 in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center, inclusive of 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately four years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

The entitlement costs for the six-months ended June 30, 2020 associated with the ownership and development of this property were approximately $89,000.

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

The Town of Cortlandt Planning Department hosted two public hearing community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Planning Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“DGEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Planning Department hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the Order (New York Stay at Home Order), the April 14, 2020 public hearing was postponed to June 2020. The June 16, 2020 public hearing was held on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final GEIS. In accordance with preparing the Final GEIS, the Town will solicit the Company’s feedback on the entitlements we are pursuing. It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in the early portion of the first quarter of 2021. Subdivision and site plan public hearings will occur with the Town Planning Board during the first and second quarters of 2021. The Town Board is anticipated to adopt a MOD designation for the property in the later portion of the first quarter of 2021 with subdivision and site plan approval granted by the Town Planning Board occurring by mid-2021. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement (“EIS”). As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration will require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS on July 20, 2020. The FEIS is anticipated to be accepted by the Planning Board with SEQRA completed in the third quarter of 2020.

The entitlement costs for the six-months ended June 30, 2020 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $524,000.

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

Our business relationship with Stony Brook University and institutions affiliated with it has expanded from 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to 34,000 square feet. The annual lease commitments (as of June 30, 2020) to service Stony Brook University and institutions affiliated with it, inclusive of Stony Brook University Hospital is $631,694 (most of which is not up for renewal until 2025).

Healthcare Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company has expanded its leasing relationship with Stony Brook University, Stony Brook University Hospital and affiliates of Stony Brook University Hospital at our Flowerfield property which increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

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

●

Approximately 38% of the Company’s tenants (based on 2020 projected annual revenues) are Small Businesses and not-for-profit corporations (as defined “Small Business” are tenants that are neither part of or affiliated with Stony Brook University or Stony Brook University Hospital and are also not medical offices).

The COVID-19 public health crisis may also adversely impact the timeline to secure entitlements and the sale of our real estate. State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market has and is expected to continue to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

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

●

To enhance our liquidity position and maintain financial flexibility, the Company secured a loan for up to $2,500,000, evidenced by a non-revolving business line of credit agreement and promissory note, which closed on July 16, 2020.

●

The Company currently has approximately $1.70 million in cash and cash equivalents, and an additional $2,390,167 available under its credit facilities (inclusive of $800,000 which is only available for certain capital improvements).

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $507,000 of land development fees incurred to date plus approximately $349,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

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

Transaction Summary for the Six-Months Ended June 30, 2020

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2020.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000 (the “Original Line”), which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period but shall not be less than 4.75%. The Permanent Phase interest rate currently would be 4.75%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with Stony Brook University Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

The aforementioned loan is secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.25 to 1, per latest modification. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender which received approval from the U.S. Small Business Administration (the “SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Paycheck Protection Program Loan amounts may be forgiven to the extent at least 60% of the total loan proceeds are used to cover documented payroll and benefits with the balance used to pay mortgage interest, rent and utility costs over a twenty-four week measurement period following loan funding. The Company expects to meet the requirements for full or substantial forgiveness of the loan under the existing SBA guidelines. The PPP Loan will continue to be included as a loan payable on the statement of net assets until the bank formally forgives the loan.

Leasing Activity. During the six-months ended June 30, 2020, the Company executed two new leases and nine renewals comprising approximately 1,100 and 14,800 square feet and annual revenue of approximately $13,800 and $254,000, respectively.

The Company incurred approximately $3,000 in lease commissions during the six-months ended June 30, 2020.

There were four terminations during the six-months ended June 30, 2020, comprising approximately 5,300 square feet and approximately $50,600 in annual revenue.

Property Sales. On May 11, 2020, the Company’s wholly-owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Buyer Agreement”) for the sale of an 5.0 acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Buyer Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

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

The Buyer Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basins and building Permits Approval (as defined in the Buyer Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Buyer Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation at June 30, 2020 and December 31, 2019 would result in estimated liquidating distributions of approximately $21.16 per common share.

The comparability of the Company’s net assets in liquidation at June 30, 2020 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2021, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2021:

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

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts.
6.	Proceeds from the draw downs on the credit facilities to fund tenant improvements and working capital and costs to repay such outstanding debt.

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

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to our shareholders. The Company estimates that it will incur approximately $1.25 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from July 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the six-months ended June 30, 2020, the Company incurred approximately $613,000 of land entitlement costs, consisting primarily of engineering fees. The Company believes the remaining balance of $1.25 million (The Company’s vendors have agreed to defer approximately $349,000 of the $1.25 million forecasted land development costs until the first post subdivision property lot is sold) will be incurred from July 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2020 ($31,379,681) results in estimated liquidating distributions of approximately $21.16 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of June 30, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2020 (dollars are in millions).

June 30, 2020 cash and cash equivalents balance	$1.70
Principal payments on loan	(4.28)
Principal payments on PPP loan	(0.08)
Free cash flow from rental operations	0.86	(i)
General and administrative expenses	(2.49)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.25)	(iii)
Gross real estate proceeds	48.27
Selling costs on real estate	(3.50)
Retention bonus plan for directors, officers and employees	(4.68)
Final liquidation and dissolution costs	(1.53)	(iv)
Other	(1.64)	(v)
Net Assets in Liquidation	$31.38	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.86.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.49).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.25 million in costs over the liquidation period ending December 31, 2021 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.70).
(vi)

The net assets in liquidation at June 30, 2020 would result in liquidating distributions of approximately $21.16 per common share ($31.38 million with 1,482,680 shares outstanding). The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2020, which is discussed below:

Net assets in liquidation at January 1, 2020	$31,369,637
Changes in net assets in liquidation from January 1 through June 30, 2020:
Remeasurement of assets and liabilities in liquidation	10,044
Total change in net assets in liquidation	$10,044
Net assets in liquidation at June 30, 2020	$31,379,681

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

As the Company executes on the sale of assets, it will review its capital needs and make prudent distribution decisions regarding any excess cash. Upon completion of these activities, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

We finance our operations through cash on hand, supplemented by cash available under the Company’s credit facilities. We entered into a credit facility on March 21, 2018 which was amended and extended that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with Stony Brook University or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.

On January 24, 2019, the Company secured a loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. Advances of $1,000,000 was drawn on September 30, 2019, $500,000 on December 31, 2019 and $500,000 on May 27, 2020 to fund working capital. The balance of $919,932, net of closing costs of $80,068 and the aforementioned advance, is available to be drawn down.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed om July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots.

The CARES Act, an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender which received approval from the SBA to fund the Company’s request for a loan under the SBA’s PPP created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Paycheck Protection Program Loan amounts may be forgiven to the extent at least 60% of the total loan proceeds are used to cover documented payroll and benefits with the balance used to pay mortgage interest, rent and utility costs over a twenty-four week measurement period following loan funding. The Company expects to meet the requirements for full or substantial forgiveness of the loan under the existing SBA guidelines. The PPP Loan will continue to be included as a loan payable on the statement of net assets until the bank formally forgives the loan.

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

As of June 30, 2020, the Company had cash and cash equivalents totaling approximately $1.70 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its liquidation process and dissolution. The $1.70 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $48.27 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $31.38 million.

The Company’s primary sources of funds are as follows:

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2020 were as follows:

●	Operating cashflows
$1,197,672 in rent and reimbursements.
($741,839) in operating costs.
●	($1,025,924) in corporate expenditures.
●	($88,597) of land entitlement costs incurred for the Cortlandt Manor property.
●	($524,492) of land entitlement costs incurred for the Flowerfield property.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2020.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2020.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.

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

GYRODYNE, LLC

Date: August 14, 2020	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2

Form of Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (Included as Annex F to the proxy statement/prospectus that is a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 17, 2014 and is incorporated herein by reference.

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