Form 10-Q
period 2020-09-30
Gyrodyne, LLC
filed 2020-11-13
CIK 1589061

  FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2020

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

             (631) 584-540

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

On November 12, 2020, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
(Liquidation Basis)

	September 30,	December 31,
	2020 (Unaudited)	2019
ASSETS:
Real estate held for sale	$43,340,000	$48,270,000
Cash and cash equivalents	1,319,225	2,213,205
Restricted cash	169,000	-
Rent receivable	70,927	63,132
Other receivables	97,193	41,460
Total Assets	$44,996,345	$50,587,797

LIABILITIES:
Accounts payable	$812,857	$592,743
Accrued liabilities	472,780	178,479
Deferred rent liability	7,599	24,316
Tenant security deposits payable	240,580	265,078
Loan payable	4,741,933	3,780,068
Estimated liquidation and operating costs net of estimated receipts	11,215,770	14,377,476
Total Liabilities	17,491,519	19,218,160
Net assets in liquidation	$27,504,826	$31,369,637

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2020

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2019		$31,369,637
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	(4,930,000)
Remeasurement of assets and liabilities	1,065,189
Net decrease in liquidation value		(3,864,811)
Net assets in liquidation, as of September 30, 2020		$27,504,826

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2020 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the potential of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2020 and December 31, 2019 (predicated on current asset values) includes some, but not all, of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2020.

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

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2021. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation on September 30, 2020 and December 31, 2019 would result in estimated liquidating distributions of $27,504,826 and $31,369,637, or approximately $18.55 and $21.16 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $3,864,811 or $2.61 per share is mainly attributable to the change in the estimated liquidation value of the real estate, due to the current status of entitlement uses and market conditions, offset by a decrease in estimated selling costs and estimated retention bonus.

More specifically, in response to the extensive public comments received during the Cortlandt Manor State Environmental Quality Review Draft Generic Environmental Impact Study ("SEQR DGEIS") public hearing process and input from the Cortlandt Manor Town Board, the Company amended the Cortlandt Manor site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical Office Lot #2	84,600 sft

The original site plan, in response to the Town’s request, was a mixed-use plan comprising of 100,000 square feet of medical use, 4,000 square feet of retail and 200 units of multitenant residential use. The change in use from partly residential to all medical was on the property lot that is not yet under contract and reduced the estimated real estate value by approximately $2,730,000. The remaining decrease in value of approximately $2,200,000 is driven by the market decline in real estate value in Flowerfield that is directly related to and stems from the impact of the pandemic.

The value degradation net of the lower bonuses and selling costs directly reduced the estimated net assets in liquidation by $3,829,075 or $2.58 per share.

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

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to shareholders. The Company estimates that it will incur approximately $1.19 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from October 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the nine months ended September 30, 2020, the Company incurred approximately $847,000 of land entitlement costs, consisting predominantly of engineering fees. The Company believes the remaining balance of $1.19 million (approximately $334,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from October 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statements of net assets as of September 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at September 30, 2020 ($27,504,826) and December 31, 2019 ($31,369,637) results in estimated liquidating distributions of approximately $18.55 and $21.16, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2020 through September 30, 2020 has been calculated as follows:

	January 1, 2020	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2020
Assets:
Estimated rents and reimbursements	$4,309,328	$(1,819,568)	$592,659	$3,082,419
Liabilities:
Property operating costs	(2,594,954)	1,132,222	(471,188)	(1,933,920)
Common area capital expenditures	(474,133)	9,781	-	(464,352)
Land entitlement costs	(1,847,127)	846,604	(192,228)	(1,192,751)*
Corporate expenditures	(6,196,551)	1,655,153	35,021	(4,506,377)
Selling costs on real estate assets	(3,497,200)	-	288,300	(3,208,900)
Retention bonus payments to Directors, executives and employees**	(4,680,518)	-	812,625	(3,867,893)
Less prepaid expenses and other assets	603,679	272,325	-	876,004
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,377,476)	$2,096,517	$1,065,189	$(11,215,770)

* The Company reached agreements with certain service vendors to defer payment of approximately $334,000 of the $1.19 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

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

The Company anticipates closing on the sale in December 2020.

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

Both lines are secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

To secure access to additional working capital,  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots. The Company is under contract on only one of the two lots and therefore the maximum amount available to draw upon is $1,050,000. Advances of $379,765, were drawn at closing leaving a remaining balance of $670,235.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

The principal payments on loans payable are due upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Twelve Months Ending September 30,
2021	$78,218
2022	526,354
2023	152,397
2024	158,446
2025	164,745
Thereafter	3,579,673
Total	$4,659,833	(a)

(a)     Excludes repayment of the Paycheck Protection Program Loan as we believe we have met the requirements for forgiveness.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender which received approval from the U.S. Small Business Administration (the “SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Paycheck Protection Program loan amounts may be forgiven to the extent at least 60% of the total loan proceeds are used to cover documented payroll and benefits with the balance used to pay mortgage interest, rent and utility costs over a twenty-four week measurement period following loan funding. While there is no assurance the Company will obtain forgiveness of the PPP Loan in whole or in part, we expect to meet the requirements for full or substantial forgiveness of the loan under existing SBA guidelines. The PPP Loan will continue to be included as a loan payable on the statement of net assets until the bank formally forgives the loan. The application for forgiveness is expected to be submitted during the fourth quarter of 2020. There is no obligation to make payments until the forgiveness process is completed.

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Current accounts payable	$225,174	$338,383	Accrued liabilities	$198,281	$178,479
Other accounts payable (a)	587,683	254,360	Deferred Compensation to Directors (b)	274,499	-
Total	$812,857	$592,743	Total	$472,780	$178,479
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2020 and December 31, 2019. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the nine-months ended September 30, 2020 rental income from the three largest tenants represented approximately 24%, 21% and 9% of total rental income. The three largest tenants by revenue as of September 30, 2020 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletic facility in the industrial park, respectively. The Company’s concentration related credit risk will continue to rise as properties are sold.

12.	Commitments

As of September 30, 2020, other commitments and contingencies are summarized in the below table:

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

There were no payments made during the nine months ended September 30, 2020 under the Plan.

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

As of September 30, 2020 and December 31, 2019, the value of the remaining unsold properties was above the respective 2014 appraised value.

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

While most business in all regions have opened under certain guidelines (including occupancy limitations), a rise in COVID-19 cases could and has fostered certain small hot spots to be quarantined or returned to a more restrictive phase of reopening under government order.

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

Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are neither part of or affiliated with Stony Brook University or SBU Hospital, non-medical offices and not-for-profit corporations, which in the aggregate account for approximately 37% ($770,000) of the Company’s projected annual rental revenues for 2020. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact the timeline to secure entitlements and the sale of our real estate. State and local governments are prioritizing COVID-19 crisis management and, to the extent possible, re-allocating resources accordingly which may adversely impact the timeline of our entitlements and technical approvals.

Furthermore, the real estate market is also being adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisers are infected by the Coronavirus and become ill from COVID-19.

16.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent		Total Commitment (net of abatement, excluding renewal options)		Additional Commitment (assumes two-year renewal options are exercised)
Jan 2019-Dec 2020	2,284	$19,414		$38,828		$38,828
Jan 2019-Dec 2020	1,817	-	(a)	-	(a)	-	(a)
Jan 2019-Dec 2020	1,905	$16,193		$32,385		$32,385
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the nine months ending September 30, 2020 of $13,628 and total commitments including two-year renewal option of up to $72,680.

The tenant has yet to exercise the second renewal term, however they have until December 1, 2020 to notify the Company if they choose to renew until December 31, 2022. During the nine-months ended September 30, 2020, the Company received rental revenue of $26,705 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period due to the agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2020.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances the pursuit of joint venture relationships, other investments and/or other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of distributions to our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The liquidation process and the amount and timing of distributions involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets in liquidation presented in our consolidated statements of net assets or our good faith estimate of the range of net asset value per share in liquidation included herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Estimated Range of Net Asset Values per Share in Liquidation”. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Part II Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through September 30, 2020, the Company owns the following properties:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Board believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, the pursuit of joint venture relationships, and other investments and/or other strategies to maximize the returns for our shareholders. The Company does not expect the pursuit of joint ventures, if any, to adversely affect the timing of the distributions to our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the liquidation process is completed by December 31, 2021 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2021 of approximately $27.50 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future liquidating distributions of $18.55 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on September 30, 2020 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor. While the real estate market is dynamic and the economy is volatile, the Company believes that the increase in estimated distributions resulting from these enhancement efforts will exceed the remaining estimated $1.19 million investment in those efforts, although there can be no assurance of such excess or whether any appreciation at all will be realized.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor. During the nine-months ended September 30, 2020, the Company incurred approximately $847,000 of land entitlement costs, consisting primarily of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.19 million in additional land entitlement costs through December 31, 2021 in pursuit of entitlements (approximately $552,000 in Cortlandt Manor and $641,000 in Flowerfield).

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

In response to the extensive public comments and Town Board input received during the SEQR DGEIS public hearing process, the Company amended the site plan and subdivision application with the Town to develop the Cortlandt property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical Office Lot #2	84,600 sft

The Company has been working with Town officials and staff on having the updated site plan proposal process as expeditiously as possible through the remainder of the SEQR phase and site plan entitlements.

The entitlement costs for the nine-months ended September 30, 2020 associated with the ownership and development of this property were approximately $135,000.

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is currently proposing medical office with limited retail and has designed the site to function as part of a future "hamlet center” with streetscape improvements.

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a Draft Generic Environmental Impact Statement (“DGEIS”) with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the Order (New York Stay at Home Order), the April 14, 2020 public hearing was postponed to June 2020. The June 16, 2020 public hearing was held on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final GEIS. The Company anticipates the Final GEIS will reflect the Company’s Cortlandt Manor property proposed uses comprising 184,600 square feet of medical and 4,000 sft of retail. It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in the early portion of the first quarter of 2021. Following such approval, we anticipate subdivision and site plan public hearings will occur with the Town Planning Board during the third quarter of 2021. The Town Board is anticipated to adopt a MOD designation for the property in the later portion of the second quarter of 2021 with subdivision and site plan approval granted by the Town Planning Board occurring in the fall 2021. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement (“EIS”). As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS in September 2020 and received Final comments on October 16th. The Company filed its Final FEIS in November 2020. The FEIS is anticipated to be accepted by the Planning Board with SEQRA completed in the fourth quarter of 2020.

The entitlement costs for the nine-months ended September 30, 2020 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $711,500.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that we believe will result in maximum pre-construction values in the shortest amount of time and limited risk.

Flowerfield Industrial Park Value Enhancement Strategy. The Company’s strategy is to: a) pursue entitlements to maximize the pre-construction value of Flowerfield and b) enhance the value of the Flowerfield Industrial Park’s current buildings even further by expanding our relationship with our largest tenant, Stony Brook University (“SBU”) and institutions affiliated with it.

The Company’s strategy to maximize the value of the Flowerfield Industrial Park includes repositioning the park’s industrial buildings to service SBU and institutions affiliated with it, inclusive of SBU Hospital, while also making it a cultural destination (arts, health and wellness center) for the community. The extent of the Company’s ability to provide leasing solutions to SBU and SBU Hospital or its affiliates may be limited in part and contingent on the Company’s ability to finance capital improvements pursuant to and part of any future leasing expressions of interest, respectively. The Company believes this strategy will enhance the value of the entitlements while also increasing the cashflow and market value of the industrial buildings.

Our business relationship with SBU and institutions affiliated with it has expanded from 16,000 square feet in the third quarter of 2017 (the beginning of the repositioning strategy) to 34,000 square feet. The annual lease commitments (as of September 30, 2020) to service SBU and institutions affiliated with it, inclusive of SBU Hospital is $647,295 (most of which is not up for renewal until 2025).

Healthcare Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company has expanded its leasing relationship with SBU, SBU Hospital and affiliates of SBU Hospital at our Flowerfield property which increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA has been subject to increasing legal challenge and legislative and administrative scrutiny over the past three years, including efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. Additionally, the Centers for Medicare and Medicaid Services (“CMS”) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are expanded-suspended, such actions could negatively impact the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

●

Approximately 37% of the Company’s tenants (based on 2020 projected annual revenues) are Small Businesses and not-for-profit corporations (as defined “Small Business” are tenants that are neither part of or affiliated with SBU or SBU Hospital and are also not medical offices).

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

●

The Company currently has approximately $1.32 million in cash and cash equivalents, and an additional $2,390,167 available under its credit facilities (inclusive of $800,000 which is only available for certain capital improvements).

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $588,000 of land development fees incurred to date plus approximately $334,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.  The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisers are infected by the Coronavirus and become ill from COVID-19.

Transaction Summary for the Nine-Months Ended September 30, 2020

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2020.

Debt Facility. To finance the tenant improvements associated with the amended/expanded lease with SBU and institutions affiliated with it, the Company secured a non-revolving credit line with a bank for up to $3,000,000 (the “Original Line”), which closed on March 21, 2018. There was an interest only phase for the first eight months of the loan (“Interest-Only Phase”). On January 24, 2019, the Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of January 20, 2020 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase will be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, plus principal based on a 20-year amortization period but shall not be less than 4.75%. The Permanent Phase interest rate currently would be 4.75%. The first advance, drawn in March 2018, of $1.1 million was used to finance the work required under the lease amendment with SBU Hospital. To fund additional tenant improvements related to leases signed through December 31, 2018, the Company drew an additional $1.1 million on March 29, 2019.

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

To secure access to additional working capital,  the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots. The Company is under contract on only one of the two lots and therefore the maximum amount available to draw upon is $1,050,000. Advances of $379,765, were drawn at closing leaving a remaining balance of $670,235.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic, was enacted on March 27, 2020. On April 20, 2020, the Company closed on a loan with its lender which received approval from the U.S. Small Business Administration (the “SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $82,100 from the lender. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 19, 2022, has a 1.00% interest rate and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Paycheck Protection Program loan amounts may be forgiven to the extent at least 60% of the total loan proceeds are used to cover documented payroll and benefits with the balance used to pay mortgage interest, rent and utility costs over a twenty-four week measurement period following loan funding. While there is no assurance the Company will obtain forgiveness of the PPP Loan in whole or in part, we expect to meet the requirements for full or substantial forgiveness of the loan under the existing SBA guidelines. The PPP Loan will continue to be included as a loan payable on the statement of net assets until the bank formally forgives the loan. The application for forgiveness is expected to be submitted during the fourth quarter of 2020. There is no obligation to make payments until the forgiveness process is completed.

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $80,750 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

Leasing Activity. During the nine-months ended September 30, 2020, the Company executed two new leases and eleven renewals comprising approximately 1,100 and 17,000 square feet and annual revenue of approximately $13,800 and $273,500, respectively.

The Company incurred approximately $3,000 in lease commissions during the nine-months ended September 30, 2020.

There were eight terminations during the nine-months ended September 30, 2020, comprising approximately 12,000 square feet and approximately $142,000 in annual revenue.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2021. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2021 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets or our good faith estimate of the range of net asset value per share in liquidation included herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Estimated Range of Net Asset Values per Share in Liquidation”.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2021. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly, for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on September 30, 2020 and December 31, 2019 would result in estimated liquidating distributions of $27,504,826 and $31,369,637, or approximately $18.55 and $21.16 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $3,864,811 or $2.61 per share is mainly attributable to the change in the estimated liquidation value of the real estate, due to the current status of entitlement uses and market conditions, offset by a decrease in estimated selling costs and estimated retention bonus.

More specifically, in response to the extensive public comments received during the Cortlandt Manor SEQR DGEIS public hearing process and input from the Cortlandt Manor Town Board, the Company amended the Cortlandt Manor site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical Office Lot #2	84,600 sft

The original site plan, in response to the Town’s request, was a mixed-use plan comprising of 100,000 square feet of medical use, 4,000 square feet of retail and 200 units of multitenant residential use. The change in use from partly residential to all medical was on the property lot that is not yet under contract and reduced the estimated real estate value by approximately $2,730,000. The remaining decrease in value of approximately $2,200,000 is driven by the market decline in real estate value in Flowerfield that is directly related to and stems from the impact of the pandemic.

The value degradation net of the lower bonuses and selling costs directly reduced the estimated net assets in liquidation by $3,829,075 or $2.58 per share.

The comparability of the Company’s net assets in liquidation on September 30, 2020 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

The Company is pursuing various avenues to maximize total value during the liquidation process so that we can maximize distributions to our shareholders. The Company estimates that it will incur approximately $1.19 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from October 2020 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2021, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the nine-months ended September 30, 2020, the Company incurred approximately $847,000 of land entitlement costs, consisting primarily of engineering fees. The Company believes the remaining balance of $1.19 million (approximately $334,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from October 2020 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at September 30, 2020 ($27,504,826) results in estimated liquidating distributions of approximately $18.55 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values including the purchase prices set forth in the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt LLC, respectively, for the properties that are the subject of such agreements) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2020 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2020 (dollars are in millions).

September 30, 2020 cash and cash equivalents balance	$1.32
Restricted cash	0.17
Principal payments on loan	(4.66)
Principal payments on PPP loan	(0.08)
Free cash flow from rental operations	0.68	(i)
General and administrative expenses	(1.82	) (ii)
Land entitlement costs in pursuit of the highest and best use	(1.19	) (iii)
Gross real estate proceeds	43.34
Selling costs on real estate	(3.21)
Retention bonus plan for directors, officers and employees	(3.87)
Final liquidation and dissolution costs	(1.53	) (iv)
Other	(1.65	) (v)
Net Assets in Liquidation	$27.50	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $0.68.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($1.82).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.19 million in costs over the liquidation period ending December 31, 2021 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.65).
(vi)

The net assets in liquidation on September 30, 2020 would result in liquidating distributions of approximately $18.55 per common share ($27.50 million with 1,482,680 shares outstanding). The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve the pursuit of joint venture relationships and other investments and or other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2020, which is discussed below:

Net assets in liquidation on January 1, 2020	$31,369,637
Changes in net assets in liquidation from January 1 through September 30, 2020:
Change in liquidation value of real estate	(4,930,000)
Remeasurement of assets and liabilities in liquidation	1,065,189
Total change in net assets in liquidation	$(3,864,811)
Net assets in liquidation on September 30, 2020	$27,504,826

Estimated Range of Liquidating Distributions Assuming Enhancement Efforts

Effective September 1, 2015, Gyrodyne adopted the liquidation basis of accounting. Under the liquidation basis of accounting, all the Company’s assets are stated at their estimated net realizable value, or liquidation value (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), based on current contracts, estimates and other indications of sales value (predicated on current values). The Company is reporting that net assets in liquidation at September 30, 2020 are $27,504,826, which translates into estimated liquidating distributions of approximately $18.55 per common share based on 1,482,680 shares outstanding.

The Company is currently engaged in an effort to secure entitlements to its remaining properties which, if secured, we believe will enhance their value and result in greater liquidating distributions to our shareholders than otherwise achievable. Because the ultimate amount of enhanced value, if any, from such land entitlement efforts is speculative, our estimate of net assets in liquidation includes only some but not all of the potential value that may result from such efforts.

On November 6, 2020, the board of directors of the Company (the “Board”) considered a presentation by Management as to the amount of liquidating distributions that may be achievable under certain factors which include, but not limited to the potential increased net value that may be derived from the Company’s land entitlement efforts and factoring in the probability of securing such entitlements under a time frame that may or may not extend to the end of 2022 (“Entitlement Enhanced Liquidating Distributions”). After considering such presentation, the Board approved the disclosure of a good faith estimate of Entitlement Enhanced Liquidating Distributions (enhanced estimated liquidations assumes property lots are sold at values with the entitlements and targeted density consistent with the respective subdivision application) in the range of $24,600,000 - $30,000,000, or a range of Entitlement Enhanced Liquidating Distributions per share of $16.59 - $20.23 (based on 1,482,680 shares outstanding).  No assurance can be given that the actual liquidating distributions the Company ultimately pays to its shareholders will equal or exceed our estimate of Entitlement Enhanced Liquidating Distributions.

Estimating the amount of Entitlement Enhanced Liquidating Distributions is subject to greater uncertainty than net assets in liquidation that appears in our statements of net assets. In either case, actual results could deviate materially from such estimates as a result of the timing of property sales, change in values of the Cortlandt Manor and/or Flowerfield properties, favorable or unfavorable changes in land entitlement costs, performance of the underlying assets, the state of the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows. The estimate of net assets in liquidation that appear in our statements of net assets is predicated on current contracts, estimates and other indications of sales value and predicated on current values. Estimating Entitlement Enhanced Liquidating Distributions requires us to factor in potential value that may result from our entitlement efforts which is inherently speculative.

As a result of the outbreak of COVID-19, the Company’s implementation of its plan to liquidate its properties after securing entitlements may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our shareholders. The pandemic has created unprecedented challenging market conditions. Despite the degradation in the real estate markets, the Company is continuing to actively market its real estate. In addition, the approval of a vaccine, treatments and or additional stimulus may or may not have a material impact on our estimate of Entitlement Enhanced Liquidating Distributions depending on the market’s reaction and the status of the Company’s sales and entitlement efforts.

As with any valuation methodology, the methodology considered by the Board in determining Entitlement Enhanced Liquidating Distributions is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions could derive different estimates, and these differences could be significant. Markets for real estate and real estate- related investments can fluctuate and values are expected to change in the future.

The Company’s implementation of its plan to liquidate its properties after securing entitlements may be materially and adversely impacted by the uncertainty and current business disruptions caused by the outbreak of COVID-19, and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our shareholders. The pandemic has created unprecedented challenging market conditions. Despite the degradation in the real estate markets, the Company is continuing to actively market its real estate. In addition, the approval of a vaccine, treatments and or additional stimulus may also have a material impact on the ultimate amount of liquidating distributions.

The calculation of our estimated range of Entitlement Enhanced Liquidating Distributions also considered the following factors, some of which are not under our control:

●

Potential extension of the liquidation period to the end of 2022 due to delays in either the approval process for entitlements or technical approvals (neither of which are under our control) required by current and prospective buyers (whether known or unknown).

●	Estimated cost of potential subdivision related litigation (not under our control).
●	Assumption that all transactions pursuant to purchase and sale agreements previously disclosed under the caption Properties under Contract will close in accordance with their terms.
●	Assumption that all entitlements inclusive of density and type of use will be successfully granted (not under our control).

The range does not supersede the net assets in liquidation reported in the Company’s financial statements, but rather supplements such information by providing a range of Entitlement Enhanced liquidating distributions that may be realized from the Company’s liquidation contingent on market conditions.

The actual nature, amount and timing of all distributions will be determined by the Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and settle and pay our remaining liabilities and obligations.

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

We finance our operations through cash on hand, supplemented by cash available under the Company’s credit facilities. We entered into a credit facility on March 21, 2018 which was amended and extended that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. The balance of the loan can be drawn upon to finance tenant improvements if required in the event, the Company signs additional leases or lease expansions with SBU or its affiliates (or other improvements subject to the bank’s approval) anytime during the Interest-Only Phase.

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

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed om July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The ability to draw upon the line is limited to certain amounts, contingent upon whether GSD Cortlandt delivered signed contracts for one or both Cortlandt Property Lots. The Company is under contract on only one of the two lots and therefore the maximum amount available to draw upon is $1,050,000. Advances of $379,765, were drawn at closing leaving a remaining balance of $670,235.

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

As of September 30, 2020, the Company had cash and cash equivalents totaling approximately $1.32 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its liquidation process and dissolution. The $1.32 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $43.34 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $27.50 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2020 were as follows:

●	Operating cashflows
$1,819,568 in rent and reimbursements.
($1,132,222) in operating costs.
●	($1,655,153) in corporate expenditures.
●	($135,135) of land entitlement costs incurred for the Cortlandt Manor property.
●	($711,469) of land entitlement costs incurred for the Flowerfield property.
●	961,865 of proceeds from the Company’s available debt facilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2020.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2020.

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

GYRODYNE, LLC

Date: November 12, 2020	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

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