Form 10-K
period 2020-12-31
Gyrodyne, LLC
filed 2021-04-13
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to                                   .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2020 was $11,403,761. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 13, 2021, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2020. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2020 and 2019 refer to our fiscal years ended or the dates, as the context requires, December 31, 2020 and December 31, 2019, respectively.

Item 1. Business.

Description of the Company's Business

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlement on such properties located in Suffolk (“Flowerfield”) and Westchester (“Cortlandt Manor”) Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Company believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.  Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets.  The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations.  Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Company’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Company in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through December 31, 2020, the Company owns the following properties:

●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, including the 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: 68 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. 63 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. 5 acres of the 68 acres are zoned residential and non-contiguous to the Flowerfield property.

Each of the Cortlandt Manor medical office park and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize value and distributions. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, other strategies to maximize the returns for our shareholders.

Sales of properties by Gyrodyne could take the form of individual sales of assets, sales of groups of assets, a single sale of all or substantially all of the assets or some other form of sale. The assets may be sold to one or more purchasers in one or more transactions over a period of time.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the process of seeking entitlements and selling assets is completed by December 31, 2022 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2022 of approximately $22.49 million, prior to any future special distributions based on the estimate of net assets presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $15.17 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on December 31, 2020 and include some but not all of the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

The Consolidated Statements of Net Assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Excluding the value that may be achieved from the entitlement efforts, expenses incurred in pursuing the Company’s business plan will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash (including amounts available under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Transactions

Properties Under Contract

Flowerfield. On May 11, 2020, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Non-Contiguous Property Agreement”) for the sale of a 5.0-acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Non-Continuous Property Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

Under the Non-Contiguous Property Agreement: (i) Buyer will have the right during an investigation period to conduct a phase 1 environmental survey and or other related analysis. Buyer will have the right to terminate the Non-Contiguous Property Agreement, during the investigation period, by written notice to GSD Flowerfield if Buyer is not fully satisfied, in its sole discretion, as to the status of title, suitability of the property and all factors concerning same, in which case Buyer will have the right to receive a refund of its down payment; (ii) unless Buyer terminates the Non-Contiguous Property Agreement on or prior to the end of the investigation period, the closing will occur on the 20th day following the earlier of (y) the Town of Smithtown’s granting of the Approvals (as defined in the Non-Contiguous Property Agreement and as described below); or (z) Buyer’s waiver of such Approvals.

The Non-Contiguous Property Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basin and building Permits Approval (as defined in the Non-Contiguous Property Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Non-Contiguous Property Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

The Correction Plan is specifically delineated in the Non-Contiguous Property Agreement. In March 2021, the Buyer received the Correction Plan signed and approved by the Town of Smithtown and the SCDHS for the Non-Contiguous Property and the recharge basin. As a result, the Company anticipates the closing to occur during the second quarter of 2021.

Termination of Purchase Agreements

The Company received notices on February 1, 2021 and on March 16, 2021 terminating purchase and sale agreements with respect to portions of the Company’s Cortlandt Manor and Flowerfield properties, respectively. See, “Part I, Item 1, Business – Subsequent Business Events – Contract Terminations”, and “Part II, Item 9B, Other Information – Subsequent Events – Terminated Contracts”.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2020, the Company incurred approximately $1,014,000 of land entitlement costs, consisting primarily of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.5 million in additional land entitlement costs (an aggregate of approximately $321,000 of which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2022 in pursuit of entitlements (approximately $500,000 in Cortlandt Manor and $1.0 million in Flowerfield).

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

The Company’s existing 33,871 square foot Cortlandt Medical Center, situated on 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately four years the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

On March 31, 2017, The Company filed an application with the Town to develop the Cortlandt Manor property, as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office	100,000 sft
Multi-family apartments	200 units
Retail	4,000 sft

In response to the extensive public comments and Town Board input received during the State Environmental Quality Review “(SEQR”) Draft Generic Environmental Impact Statement (“DGEIS”) public hearing process, the Company amended the site plan and subdivision application with the Town to develop the Cortlandt property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	1,500 sft
Medical Office Lot #2	84,600 sft

The entitlement costs for the year ended December 31, 2020 associated with the ownership and development of this property were approximately $200,000.

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning has not been formally adopted, Gyrodyne is currently proposing a two-phase medical office campus with limited retail and has designed the site to function as part of a future "hamlet center” with streetscape improvements. The existing medical office will remain operational until phase 2 is implemented.

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final GEIS. The Company anticipates the Final GEIS will reflect the Company’s Cortlandt Manor property proposed uses comprising 184,600 square feet of medical office space and 1,500 square feet of retail space. It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in the second quarter of 2021. Following such approval, we anticipate subdivision and site plan public hearings will occur with the Town Planning Board during the fourth quarter of 2021 and the first quarter of 2022. The Town Board is anticipated to adopt a MOD designation for the property in early 2022 with subdivision approval granted by the Town Planning Board occurring in the first quarter of 2022. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown has determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department (The final approved (in 2021) FEIS included an eight-lot subdivision). In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an Environmental Impact Statement (“EIS”). As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS in September 2020 and received final comments on October 16th, 2020. The Company filed its Final FEIS in November 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021.  Following a public comment period that closed on March 31, 2021, the Town of Smithtown will forward the public comments and the FEIS to the Suffolk County Planning Commission to who will vote accordingly within 45 days of receipt of a complete referral package from the Town of Smithtown.  The Town of Smithtown will review the County determination and the Town Planning Board will issue a Findings Statement.  Preliminary Approval of the subdivision may occur simultaneously or shortly after the Findings Statement.  Following Preliminary Approval, the Company will pursue technical approvals after which Final Subdivision approval will be applied for.

The entitlement costs for the year ended December 31, 2020 associated with the ownership and development of this property consisted of engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $814,000.

While we cannot predict the outcome of the subdivision application, we have undertaken to subdivide the Flowerfield property in a manner that we believe will result in maximum pre-construction values in the shortest amount of time and limited risk. The pandemic has negatively impacted demand for office (including medical office) and hotel development “on spec”. The Company’s subdivision plan at Flowerfield will allow for any combination of the aforementioned uses and is marketing the undeveloped lots to reflect such flexibility.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionally of the ACA, on January 28, 2021, President Biden issued an executive order that instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among other policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 68-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Approximately 5 acres of the 68 acres at Flowerfield, are non-contiguous to the Flowerfield industrial park and zoned residential. In May 2020, the Company’s wholly owned subsidiary, GSD Flowerfield, LLC, entered into a purchase and sale agreement for the sale of the 5-acre lot (See “Properties Under Contract” above). Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2020, there were 28 tenants, including two tenants under month-to-month commitments, comprising 30 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2020 is approximately $1,390,000 which included month-to-month annualized base rent of approximately $36,500 on 5,650 square feet. The occupancy rate was 75% as of December 31, 2020.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 33,871 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The property consists of six office buildings. As of December 31, 2020, there were four tenants, comprising four leases. The annual base rent based on the rates in effect as of December 2020, is approximately $740,000. The property was 73% occupied as of December 31, 2020.

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” have affected the operations of our tenants, as non-essential businesses generally have been forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 37% of the Company’s tenants (based on 2021 projected annual revenues) are not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital.

The COVID-19 public health crisis has and will likely continue to adversely impact the timeline to secure entitlements and the sale of our real estate. Furthermore, the real estate market has and is expected to continue to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

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

●

As of December 31, 2020, the Company has approximately $1.63 million in cash and cash equivalents, and an additional $3,340,167 available under its credit facilities of which $800,000 is only available for certain capital improvements. In January 2021, the Company drew an additional $1,090,167.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $651,000 of land development fees and other professional fees incurred to date plus approximately $321,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5%.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its net asset value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisors are infected by the Coronavirus and become ill from COVID-19. The unanticipated loss or unavailability of key employees and advisors due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy.

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

Extending Lease Maturities. We seek to extend leases at the Flowerfield Industrial Park in advance of expirations to achieve high occupancy levels. We are seeking to convert the Cortlandt Manor leases to long-term leases with a landlord option to terminate the lease early contingent on the new100,000 square foot medical office buildings’ completion date. The strategy will improve the value of the operating lot (Lot 2) as it will allow Gyrodyne to market lot one using a lower market-based cap rate plus a premium for development rights.

Financing Strategy

The Company believes it is currently capitalized with adequate cash levels and adequate access to its credit facilities to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders. The Company focuses its available capital to operate the Company and pursue the entitlements strategy.

To finance the capital improvements, most of which relate to leasing activity, the Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The Original Line included an interest only phase for the first eight months of the loan (as amended, the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, as amended, during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.85%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan. The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.85%. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan following the drawdowns of $1,580,068, $1,000,000 and $419,932 in 2019, 2020 and January 2021, respectively.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase and sale agreements for one or both Cortlandt Property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. Under the line, the balance of $1,450,000 is available at the lender’s sole discretion.

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

Major Tenants

For the year ended December 31, 2020, rental income from the Company’s three largest tenants represented approximately 24%, 21% and 9%, respectively, of total rental income.

The three largest tenants by revenue as of December 31, 2020, consist of Stony Brook University Hospital, located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and a tenant in the industrial park that previously expanded its space.

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

Fiscal Year 2020 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2020.

Disposition Activity.

Flowerfield - On May 11, 2020, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Non-Contiguous Property Agreement”) for the sale of a 5.0-acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. See, “Business-Property Transactions--Properties Under Contract--Flowerfield”, above, for more detailed disclosure.

Leasing Activity.

During 2020, the Company signed four new leases comprising 2,105 square feet, annual base rent of approximately $36,800 and total lease commitments of approximately $82,400, excluding tenant reimbursements, at an average rate per square foot of $17.48, which were offset by ten terminations comprising 12,217 square feet, approximately $174,500 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $14.28. The net impact was a decrease in annual lease commitments and rented square footage of approximately $137,700 and 10,112 square feet, respectively. A total of 22 lease renewals were signed during 2020 comprising approximately 36,600 square feet, $583,500 in annual revenue and $778,000 in total commitments. There were no incentives, lease concessions in the form of rent abatements or commissions paid during the year ended 2020.

Financing Activity.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. See, “Business—Financing Strategy”, above, for more detailed disclosure.

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018 and incorporated herein by reference. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020 and 2021.

Subsequent Business Events

Termination of Purchase Agreements.

Flowerfield. On August 27, 2019, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”). The Agreement provided that BSL would have the right to terminate the BSL Agreement by written notice to GSD Flowerfield prior to the expiration of a defined inspection period (which had been extended via amendments to the BSL Agreement) if BSL was not fully satisfied, in BSL’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, in which case BSL would have the right to receive a refund of its earnest money deposit.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application, and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

Cortlandt Manor. As of December 7, 2019, the Company’s wholly owned subsidiaries GSD Cortlandt, LLC, a New York limited liability company and Buttonwood Acquisitions, LLC (together the “Cortlandt Subsidiaries”), executed a Purchase and Sale Agreement (the “SC Agreement”) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) for a purchase price of $5,720,000.

The SC Agreement provided that SC LLC would have the right to terminate the SC Agreement by written notice to the Cortlandt Subsidiaries prior to the expiration of a defined inspection period (which had been extended via amendments to the SC Agreement) if SC LLC was not fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the SC Agreement Property and all factors concerning same, in which case SC LLC would have the right to receive a refund of its earnest money deposit.

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

The Company has made applications to the Town of Cortlandt (the “Town”) for a zoning amendment to rezone the entire Cortlandt property (owned by the Cortlandt Subsidiaries) into a Town Medical Oriented District (an “MOD) and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 1,500 square feet of retail space. The Company believes that the Town Board is expected to adopt a MOD designation for the Company’s Cortlandt property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

Leasing Activity. Subsequent to December 31, 2020, the Company signed one new lease and four lease extensions comprising approximately 6,000 square feet, $82,000 in annual revenue and $149,000 in total lease commitments.

Credit Facility. The Company amended and extended the working capital line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

On February 22, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) amended its line to remove the contingency that required signed purchase and sale agreements on Cortlandt Manor to be able to draw on the line. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. Under the line, the balance of $1,450,000 is available at the lender’s sole discretion.

Employees

As of December 31, 2020 and 2019 we had 4 employees.

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

Item 1A. Risk Factors.

Gyrodyne’s business, financial condition, results of operations and distribution potential are subject to risks customary for real property owners, as well as additional risks associated with Gyrodyne’s strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially harm the value of our properties and the magnitude of distributions to our shareholders, including causing Gyrodyne’s actual results to differ materially from those projected in any forward-looking statements. The following summary of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Gyrodyne or that Gyrodyne currently deems immaterial also may materially adversely affect us in future periods. For more information about forward-looking statements, see the section of this report entitled “Cautionary Statement Concerning Forward-Looking Information” below.

There are risks associated with seeking to enhance the value of certain properties.

Gyrodyne has been exploring enhancements of the value of our Flowerfield and Cortlandt Manor properties by pursuing various entitlement opportunities. The Company believes that the cost of doing so will be exceeded by the resulting increase in value in such properties. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

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

The process of seeking required entitlements, permits and approvals is sometimes delayed or prevented due to community opposition and adverse publicity from neighboring property owners, members of the general public or non-governmental organizations, or other third parties and other factors beyond our control. The Company’s efforts to seek entitlements, permits or other approvals have been the subject of protests by civic groups asserting environmental, traffic and congestion issues as well as adverse impact to the historic nature of the area. Such community opposition could lead to the denial of entitlements, permits or other approvals essential to our efforts to increase the value of our properties or to the imposition of restrictive conditions with which it is not practicable or feasible to comply and could impact our ability to enhance the value of our properties.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2020 is $22.49 million or $15.17 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

In calculating our estimated net assets, we assume that we will be able to find buyers for all our properties at our estimated amounts. However, we may have overestimated the sales prices that we will be able to obtain for these properties or underestimated the costs associated with such sales. If we are not able to find buyers for these properties in a reasonably timely manner or if we have overestimated the sales prices we will receive, distributions payable to holders of our common shares would be delayed or reduced. Furthermore, our estimated net assets are based on current market conditions, but real estate market values are constantly changing and tend to fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net proceeds from those properties.

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

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and subsequent sale of all our properties by December 31, 2022. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete pre-development value enhancement and subsequent sale of assets could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and asset sale objectives.

If our land entitlement and liquidation costs or unpaid liabilities are greater than we expect, our distributions to our shareholders may be delayed or reduced.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan and liquidating costs, total $11,552,940. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

Stipulation of Settlement prohibits us from selling our remaining properties at prices below December 2014 appraised values.

On August 14, 2015, the Company entered a Stipulation of Settlement (the "Settlement") providing for the settlement of a putative class action lawsuit against the Company and certain related parties.  Under the Settlement, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2020, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2022.

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

Our shareholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate

In the event our shareholders receive distributions from Gyrodyne at a time when the Company is insolvent or is rendered insolvent thereby and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable under New York State’s fraudulent conveyance laws for payments made to them and could be required to return all or a part of distributions made to them. Under the New York Uniform Voidable Transactions Act signed into law on December 6, 2019, the reach-back period for voidable transaction claims other than claims based on fraud is reduced from six years to four years with respect to distributions made on or after April 4, 2020.

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

The sales proceeds that could be generated from opportunistic dispositions of our real properties depend in large part on occupancy and rental rates, our success in renting currently available space and the existence of any significant tenant defaults that were not subsequently cured. In calculating the estimated distributions, it was assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent currently available space in the ordinary course and that we would not experience any significant tenant defaults during the process of seeking entitlements and selling assets that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our distributions. Disposition proceeds and related distributions will be reduced to the extent that we receive less rental income than we expect. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease or make other modifications that are unfavorable to us.

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

The Coronavirus pandemic has affected and will likely for the foreseeable future affect the markets in which our tenants operate and otherwise impact our facilities, which will adversely impact the businesses of our tenants and, in turn, our business, financial condition, results of operations and our ability to pay distributions. Not-for-profit corporations and tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital, which together account for approximately 37% ($776,000) of the Company’s projected annual rental revenues for 2021, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 28% of our annual rental revenue for 2021.

The largest medical tenant in the Cortlandt Manor Medical Center represents 10% of our total rentable square feet as of December 31, 2020. The annual rent from such tenant is expected to represent approximately 24% of our annual rental revenue for 2021.

We may experience increased operating costs, which might reduce our estimated net assets and the sales prices received for our properties.

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

Not-for-profit corporations and tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital, which together account for approximately 37% ($776,000) of the Company’s projected annual rental revenues for 2021, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. Although, the duration and full extent of this disruption, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis may also adversely impact our efforts to secure entitlements and the sale of our real estate. Furthermore, the real estate market is expected also to be adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend in part on the duration and spread of the outbreak and related governmental or other regulatory actions. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted Net Asset Value will depend in part on whether any of its key employees is infected by the Coronavirus and becomes ill from COVID-19.

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

We do not anticipate making distributions other than distributions from property dispositions or of liquidation proceeds.

We have not paid any dividends other than the following special dividends/distributions:

●	June 15, 2016- A special distribution of $9.25 per share.
●	September 15, 2016- A special distribution of $1.50 per share.
●	July 7, 2017 – A special distribution of $1.00 per share.

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

Approximately 34,000 square feet of our rentable space and approximately 33% of our gross revenues for 2020 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our tenants in our Cortlandt Manor property are healthcare service providers. The healthcare industry is currently experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by governmental authorities. These factors may adversely affect the economic performance of some or all of our medical office tenants and, in turn, our performance.

Our tenants are also subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 21% of our overall rentable space.  The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $648,000 in annual revenue.

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

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  On average, we spend approximately $225,000 on capital improvements to our real estate portfolio (excluding tenant improvements for long term tenants who expand their suites). Capital improvements and renovation projects may give rise to the following risks:

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The Original Line included an interest only phase for the first eight months of the loan (“Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.85%.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan. The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.85%.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Property lots. On February 22, 2021, the Company amended this line to remove the contingency of contracts in order to draw. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The balance of $1,450,000 is available to be drawn upon the Lender’s discretion.

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

On January 24, 2019, the Company amended and extended the Original Line which included extending the conversion date of the interest only phase to the earlier of January 20, 2020 (which has since been extended to April 30, 2021) or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing the earlier of January 20, 2027 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The Company amended and extended the Original Line which included extending the maturity date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan.

On January 24, 2019, the wholly owned subsidiary, GSD Flowerfield LLC closed on a working capital non-revolving line of credit of $3,000,000 secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases and guaranteed by the Company. There is an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months.

See “Business—Financing Strategy”, above, for more detailed disclosure.

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

Loss of key management personnel.

Our success depends to a significant extent upon the continuing efforts of Gary Fitlin, our Chief Executive Officer and Chief Financial Officer, and Peter Pitsiokos, our Chief Operating Officer. We have programs in place that have been designed to motivate, reward and retain such executive officers, including employment agreements and our Retention Bonus Plan.  Nevertheless, the loss or unavailability of either of our executive officers due to retirement, resignation, COVID-19 or otherwise could have a material adverse effect on our business, financial condition and results of operations in general, and our efforts to position our properties to maximize values and distributions to shareholders in particular, if we are unable to retain our executive officers.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,485 square feet of rental space and is approximately 75% occupied by 28 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and is currently 73% occupied by 4 tenants.

During 2020 and 2019, land entitlement costs incurred were approximately $1,014,000 and $1,422,000, respectively. The Company continues to believe the pursuit of entitlements will maximize the value of our properties and the estimated distributions.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value on December 31, 2020 is estimated to be $39,050,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

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

Approximately 5 acres of the 68 acres at Flowerfield, are non-contiguous to the Flowerfield industrial park and zoned residential. In May 2020, the Company’s wholly owned subsidiary, GSD Flowerfield, LLC, entered into a purchase and sale agreement for the sale of the 5-acre lot (See “Properties Under Contract” above).

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

The Company maintains liability umbrella policies and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2020 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,485	75%	$1,390,000	$14.48	28	2
Cortlandt Medical Center	33,871	73%	$740,000	$29.76	4	0
All Locations	161,356	75%	$2,130,000	$17.62	32	2

The following table sets forth scheduled lease expirations on the properties as of December 31, 2020:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2021	10	16,000	$313,000	20.07%
2022	12	18,000	240,000	15.44%
2023	6	9,000	141,000	9.04%
2024	-	-	-	-%
2025	2	29,000	564,000	36.17%
Thereafter	3	26,000	300,000	19.28%

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

Item 3. Legal Proceedings.

Putative Class Action Lawsuit

On August 14, 2015, the Company entered a Stipulation of Settlement (the "Settlement") providing for the settlement of a putative class action lawsuit against the Company and certain related parties.  Under the Settlement, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2020, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Number of Holders of Record
Title of Class	as of February 28, 2021
Common shares of limited liability interests	428

The Company’s strategy has been to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the process of seeking entitlements and selling assets and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2020 (predicated on current asset values), includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares.

Future special distribution declarations are at the discretion of the Company. The magnitude and timing of any special distributions will depend on our actual cash flow, proceeds generated from strategic sales of properties, our financial condition, capital requirements and such other factors as the Company deems relevant. The actual cash flow available to pay special distributions will depend on a number of factors including, among others, the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2020, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Concerning Forward–Looking Statements. The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the recent COVID-19 pandemic on our business, operations and timelines for seeking entitlements and pursuing the sale of our properties and distributions to our shareholders, risks and uncertainties associated with any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of December 31, 2020, the consolidated portfolio consisted of two developed properties, consisting of 10 buildings with an aggregate of 161,356 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of enhancing the value of our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2020, our properties were 75% leased to 32 tenants. As of December 31, 2019, our properties were 82% leased to 36 tenants.

Our leasing strategy for 2021 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2021 and identifying new tenants or existing tenants seeking additional space.

The Company is actively repositioning the Cortlandt Manor property toward long-term leases with a landlord option to terminate the leases early contingent on the new 100,000 square foot medical buildings’ completion date. The strategy will improve the value of the operating lot (Lot 1) as it will allow Gyrodyne to market lot one using a lower market-based cap rate plus a premium for development rights.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place on December 31, 2020. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2021	10	16,000	$313,000	20.07%
2022	12	18,000	240,000	15.44%
2023	6	9,000	141,000	9.04%
2024	-	-	-	-%
2025	2	29,000	564,000	36.17%
Thereafter	3	26,000	300,000	19.28%

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

During 2020, the Company did not incur any leasing fees or commissions but signed new leases and renewals for revenue commitments of approximately $860,000 with leases ranging from six months to three years. The Company has approximately 20% of its annual leasing revenue up for renewal in 2021, which compares favorably to 36% of leases up for renewal in 2020. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2020.

Critical Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2022.  The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2022 with the ultimate timing to a certain extent managed by Gyrodyne but ultimately dependent and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2022. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period.  Actual results could differ from those estimates.

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

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends, including the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ business and changes in tenant payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets by the number of shares outstanding.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets on December 31, 2020 and 2019 would result in estimated distributions of $22,487,944 and $31,369,637, or approximately $15.17 and $21.16 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $8,881,693 or $5.99 per share is mainly attributable to the decrease in the estimated liquidation value of the real estate, due to the current status of entitlement uses and market conditions, the extension of the liquidation period and additional land development costs, offset by a decrease in estimated selling costs and estimated retention bonus.

More specifically, in response to the extensive public comments received during the Cortlandt Manor SEQR DGEIS public hearing process and input from the Cortlandt Manor Town Board, the Company amended the Cortlandt Manor site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1) Medical Office Lot #2	1,500 sft 84,600 sft

The original site plan, in response to the Town’s request, was a mixed-use plan comprising of 100,000 square feet of medical use, 4,000 square feet of retail and 200 units of multitenant residential use. The change in use from partly residential to mostly medical combined with the reduction in retail and the cancellation of the purchase and sale agreement on a portion of the Cortlandt Manor property resulted in a reduction of the estimated real estate value by approximately $3,820,000. The remaining decrease in value of approximately $5,400,000 is driven by the market decline in real estate value in Flowerfield that is directly related to and stems from the impact of the pandemic, including the termination of the BSL Agreement. The Town of Cortlandt has expressed preliminary demands for certain offsite improvements that are directly related to the higher traffic related to medical. Furthermore, the pandemic continues to adversely impact medical office but has created a significant demand for residential real estate. As a result, contingent on discussions with the Town of Cortlandt on the pandemic impact to the local market, we may further amend our site plan to include some residential component if doing so will provide a higher return with an equivalent timeline, although there can be no assurance that such amended plan will be approved.

Additionally, the pandemic has also adversely impacted demand for office (inclusive of medical office) and hotel development “on spec”. The Company’s subdivision plan at Flowerfield will allow for any combination of aforementioned uses and is marketing the undeveloped lots accordingly to reflect such flexibility.

The value degradation, of $9,220,000 net of the lower bonuses and selling costs of $1,767,038 and $439,203, respectively, directly reduced the estimated net assets in liquidation by $7,013,759 or $4.73 per share.

The comparability of the Company’s net assets on December 31, 2020 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2022, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2020 cash balance of $1.63 million plus adjustments for the following items which are estimated through December 31, 2022:

1.

The estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at its estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability coverage including post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts.
6.	Costs, including principal payments, net of draw-downs on the credit facilities to fund tenant improvements and working capital and related fees.

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

The Company estimates that it will incur approximately $1.5 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2020, the Company incurred approximately $1.0 million of land entitlement costs, consisting primarily of engineering fees. The Company believes the remaining balance of $1.5 million (approximately $321,000 of which the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets on December 31, 2020 ($22,487,944) and 2019 ($31,369,637) results in estimated distributions of approximately $15.17 and $21.16, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current assets values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2020 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets as of December 31, 2020 (dollars are in millions).

December 31, 2020 cash and cash equivalents balance	$1.63
Restricted cash	0.17
Principal payments on loan	(5.16)
Free cash flow from rental operations	1.40	(i)
General and administrative expenses	(3.33)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.49)	(iii)
Gross real estate proceeds	39.05
Selling costs on real estate	(3.06)
Retention bonus plan for directors, officers and employees	(2.91)
Final liquidation and dissolution costs	(1.53)	(iv)
Other	(2.28)	(v)
Net Assets	$22.49	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.40.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($3.33).
(iii)

The Company is considering various options to maximize total distributions to our shareholders during the process of seeking entitlements and selling assets. The Company estimates that it will incur approximately $1.49 million (approximately $321,000 of which Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) in costs over the liquidation period ending December 31, 2022 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(2.28).
(vi)

The net assets on December 31, 2020 would result in distributions of approximately $15.17 per common share ($22.49 million with 1,482,680 shares outstanding). The Company believes the land entitlement costs will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of distributions include projections of costs and expenses to be incurred during the period required to complete the process of seeking entitlements and selling assets. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows and the risks described above under “Risk Factors”.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the chances of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2020 and 2019, respectively, all of which is discussed below:

Net assets on January 1, 2019	$26,846,670
Changes in net assets from January 1 through December 31, 2019:
Remeasurement of assets and liabilities	(7,545,763)(a)
Change in value of real estate	12,068,730
Total change in net assets	4,522,637
Net assets on December 31, 2019	31,369,637
Changes in net assets for the year ended December 31, 2020
Remeasurement of assets and liabilities	338,307(b)
Change in value of real estate	(9,220,000)
Total change in net assets	(8,881,693)
Net assets on December 31, 2020	$22,487,944

(a)The increase in net assets during 2019 was the result of an increase of $12.1 million ($8.14 per share) in the value of the properties that are the subject of the purchase and sale agreements with BSL St. James LLC and Sound Cortlandt, LLC, respectively, and other adjustments to the remaining properties, and partially offset by the increase in the expense reserve (the estimated costs in excess of receipts) per share by $7.5 million ($5.09 per share). The increase in the expense reserve is mainly the result of an extension in the estimated liquidation timeline of 18 months attributable to the pursuit of entitlements (and the associated costs), entitlement costs and an increase to the retention bonus payments and selling costs as a result of the increase in real estate value.

(b)The decrease in net assets in liquidation during 2020 was the result of the one-year extension in timeline offset by the decrease in selling costs and retention bonus payments due to the decrease in real estate value. Based on the estimated real estate value of the Cortlandt property, the combined sales of the two Cortlandt lots will not exceed the adjusted floor under the retention bonus plan and therefore the above table only reflects the projected bonus on the Flowerfield property.

Estimated Range of Distributions Assuming Enhancement Efforts

Effective September 1, 2015, Gyrodyne adopted the liquidation basis of accounting. Under the liquidation basis of accounting, all the Company’s assets are stated at their estimated net realizable value, or liquidation value (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out a plan of liquidation), based on estimates and other indications of sales value (predicated on current values). The Company is reporting that net assets in liquidation on December 31, 2020 are $22,487,944, or approximately $15.17 per common share based on 1,482,680 shares outstanding.

The Company has been engaged in an effort to secure entitlements to its remaining properties which, if secured, we believe will enhance their value and result in greater liquidating distributions to our shareholders than otherwise achievable. Because the ultimate amount of enhanced value, if any, from such land entitlement efforts is speculative, our estimate of net assets in liquidation as presented in our Statements of Net Assets includes some but not all of the potential value that may result from such efforts.

In our Quarterly Report for the quarter ended September 30, 2020, the Company disclosed its good faith estimate of a range of liquidating distributions that may be achievable through our efforts to secure entitlements under certain factors.  The estimated range reflected the potential increased net value that may be derived from the Company’s land entitlement efforts while factoring in the probability of securing such entitlements under a time frame that will not extend past the end of 2022 (“Entitlement Enhanced Liquidating Distributions”). The amount of estimated Entitlement Enhanced Liquidating Distributions assumes the sale of property lots with sought after entitlements consistent with our subdivision applications.

Estimating the amount of Entitlement Enhanced Liquidating Distributions is generally subject to greater uncertainty than estimating the amount of Net Assets in Liquidation which appears in our Statements of Net Assets. In both cases, actual results could deviate materially from such estimates as a result of the timing of property sales, change in values of the Cortlandt Manor and/or Flowerfield properties, favorable or unfavorable changes in land entitlement costs, performance of the underlying assets, the state of the market for commercial real estate properties generally and any changes in the underlying assumptions of projected cash flows. The estimate of Net Assets in Liquidation which appears in our Statements of Net Assets as of December 31, 2020 is based on estimates and other indications of sales value and predicated on current values. Estimating Entitlement Enhanced Liquidating Distributions requires us also to factor in the inherently speculative potential value that may result from our entitlement efforts.

Material events and changed market conditions since we reported our estimated range of Entitlement Enhanced Liquidating Distributions as of September 30, 2020 have at least temporarily made the exercise of providing such range guidance significantly more speculative. The Company believes the recent terminations of the two signed purchase agreements for portions of our remaining properties and the current economic uncertainty stemming from the dearth of commercial real estate development and acquisition activity in Suffolk and Westchester Counties have made the exercise of providing guidance on Entitlement Enhanced Liquidating Distributions too speculative and potentially misleading.  Consequently, the Company has determined to discontinue providing quantitative guidance in the form of an estimated range of Entitlement Enhanced Liquidating Distributions, although the Company hopes to resume providing such guidance as soon as circumstances become more conducive to providing reliable guidance.

The actual nature, amount and timing of all distributions will be determined by the Company in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Item 3. Legal Proceedings - Putative Class Action Lawsuit) and settle and pay our remaining liabilities and obligations.

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

As the Company executes on the sale of assets, it will periodically review its capital needs and make prudent distribution decisions regarding any excess cash. Upon completion of these activities, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

We finance our operations through cash on hand, supplemented by cash available under the Company’s credit facilities. Certain of the Company’s major vendors (including land development vendors) have agreed to defer payment on 50% of their fees until the subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

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

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. The Company has drawn the full $3,000,000 (as of January 28, 2021).

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed om July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. Under the line, the balance of $1,450,000 is available upon the Lender’s discretion.

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

As of December 31, 2020, the Company had cash and cash equivalents totaling approximately $1.63 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $1.63 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $39.05 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $22.49 million.

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

Major elements of the Company’s cashflows for the year ended December 31, 2020 were as follows:

Operating Cashflows:

●	$2,432,540 in rent and reimbursements.
●	($1,506,037) in operating costs.

Nonoperating Cashflows:

●	$1,379,765 in loan proceeds.
●	$86,100 Paycheck Protection Program loan forgiveness.
●	($200,093) of land entitlement costs incurred for the Cortlandt Manor property.
●	($813,873) of land entitlement costs incurred for the Flowerfield property.
●	($13,495) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,101,198) of corporate expenditures including interest expense.
●	($124,880) of costs incurred to secure non-revolving credit line.
●	($169,000) in restricted cash.
●	$449,197 in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2019 were as follows:

Operating Cashflows:

●	$2,600,047 in rent and reimbursements.
●	($1,536,010) in operating costs.

Nonoperating Cashflows:

●	$2,680,068 in loan proceeds.
●	($425,698) of land entitlement costs incurred for the Cortlandt Manor property.
●	($996,494) of land entitlement costs incurred for the Flowerfield property.
●	($616,230) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($14,573) of retention bonus payments made under the Retention Bonus Plan.
●	($2,074,888) of corporate expenditures including interest expense.
●	($92,926) of costs incurred to secure non-revolving credit line.
●	($359,678) in changes in working capital.

Dispositions:

Flowerfield - On May 11, 2020, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Non-Contiguous Property Agreement”) for the sale of a 5.0-acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Non-Contiguous Property Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

Under the Non-Contiguous Property Agreement: (i) Buyer will have the right during an investigation period to conduct a phase 1 environmental survey and or other related analysis. Buyer will have the right to terminate the Non-Contiguous Property Agreement, during the investigation period, by written notice to GSD Flowerfield if Buyer is not fully satisfied, in its sole discretion, as to the status of title, suitability of the property and all factors concerning same, in which case Buyer will have the right to receive a refund of its down payment; (ii) unless Buyer terminates the Non-Contiguous Property Agreement on or prior to the end of the investigation period, the closing will occur on the 20th day following the earlier of (y) the Town of Smithtown’s granting of the Approvals (as defined in the Non-Contiguous Property Agreement and as described below); or (z) Buyer’s waiver of such Approvals.

The Non-Contiguous Property Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basin and building Permits Approval (as defined in the Non-Contiguous Property Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Non-Contiguous Property Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

The Correction Plan is specifically delineated in the Non-Contiguous Property Agreement. In March 2021, the Buyer received the Correction Plan signed and approved by the Town of Smithtown and the SCDHS for the Non-Contiguous Property and the recharge basin. As a result, the Company anticipates the closing to occur during the second quarter of 2021.

Termination of Purchase Agreements:

Flowerfield - On August 27, 2019, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”). The Agreement provided that BSL would have the right to terminate the BSL Agreement by written notice to GSD Flowerfield prior to the expiration of a defined inspection period (which had been extended via amendments to the BSL Agreement) if BSL was not fully satisfied, in BSL’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, in which case BSL would have the right to receive a refund of its earnest money deposit.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application, and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

Cortlandt Manor. As of December 7, 2019, the Company’s wholly owned subsidiaries GSD Cortlandt, LLC, a New York limited liability company and Buttonwood Acquisitions, LLC (together the “Cortlandt Subsidiaries”), executed a Purchase and Sale Agreement (the “SC Agreement”) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC” for a purchase price of $5,720,000.

The SC Agreement provided that SC LLC would have the right to terminate the SC Agreement by written notice to the Cortlandt Subsidiaries prior to the expiration of a defined inspection period (which had been extended via amendments to the SC Agreement) if SC LLC was not fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the SC Agreement Property and all factors concerning same, in which case SC LLC would have the right to receive a refund of its earnest money deposit.

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

The Company has made applications to the Town of Cortlandt (the “Town”) for a zoning amendment to rezone the entire Cortlandt property (owned by the Cortlandt Subsidiaries) into a Town Medical Oriented District (an “MOD) and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 1,500 square feet of retail space. The Company believes that the Town Board is expected to adopt an MOD designation for the Company’s Cortlandt property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

COVID-19:

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of our tenants, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 37% of the Company’s tenants (based on 2021 projected annual revenues) are either not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital.

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

●

As of December 31, 2020, the Company has approximately $1.63 million in cash and cash equivalents, and an additional $3,340,167 available under its credit facilities of which $800,000 is only available for certain capital improvements. In January 2021, the Company drew an additional $1,090,167.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $651,000 of land development fees incurred to date plus approximately $321,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, as defined in the plan, together with interest on such deferred payments at a fixed rate of 5%.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisors are infected by the Coronavirus and become ill from COVID-19. The unanticipated loss or unavailability of key employees and advisors due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy.

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

The Patient Protection and Affordable Care Act of 2010 (the “ACA”) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionally of the ACA, on January 28, 2021, President Biden issued an executive order that instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among other policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and the operations and financial condition of our medical office tenants, which in turn may adversely impact us.

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

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm
(2)	Consolidated Statements of Net Assets as of December 31, 2020 and 2019 (liquidation basis)
(3)	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020 and 2019 (liquidation basis)
(4)	Notes to Consolidated Financial Statements
(5)	Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

Contract Terminations.

Flowerfield - On August 27, 2019, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”). The Agreement provided that BSL would have the right to terminate the BSL Agreement by written notice to GSD Flowerfield prior to the expiration of a defined inspection period (which had been extended via amendments to the BSL Agreement) if BSL was not fully satisfied, in BSL’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, in which case BSL would have the right to receive a refund of its earnest money deposit.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application, and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

Cortlandt Manor - As of December 7, 2019, the Company’s wholly owned subsidiaries GSD Cortlandt, LLC, a New York limited liability company and Buttonwood Acquisitions, LLC (together the “Cortlandt Subsidiaries”), executed a Purchase and Sale Agreement (the “SC Agreement”) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC” for a purchase price of $5,720,000.

The SC Agreement provided that SC LLC would have the right to terminate the SC Agreement by written notice to the Cortlandt Subsidiaries prior to the expiration of a defined inspection period (which had been extended via amendments to the SC Agreement) if SC LLC was not fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the SC Agreement Property and all factors concerning same, in which case SC LLC would have the right to receive a refund of its earnest money deposit.

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

The Company has made applications to the Town of Cortlandt (the “Town”) for a zoning amendment to rezone the entire Cortlandt property (owned by the Cortlandt Subsidiaries) into a Town Medical Oriented District (an “MOD) and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 1,500 square feet of retail space. The Company believes that the Town Board is expected to adopt an MOD designation for the Company’s Cortlandt property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

Credit Facility.

The Company amended and extended the working capital line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

On February 22, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) amended its line to remove the contingency that required signed contracts on Cortlandt Manor to be able to draw on the line.

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

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	55	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	75	2015	1997	2022
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	67	2015	2004	2021
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	58	2015	2003	2021
Director of the Company

Philip F. Palmedo	86	2015	1996	2023
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	61	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company
the Company

Nader G.M. Salour	62	2015	2006	2023
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	66	2015	2002	2022
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 55, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 75, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 67, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 29 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 40 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 58, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 86, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005 and is currently a member of its Audit Committee. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He also served as a trustee for the Stony Brook Foundation and is currently on the Planning Board for the Village of Head of the Harbor. Mr. Palmedo received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 61, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 18 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 62, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 66, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2020 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2020 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2020 other than one Director who filed a late Form 5 with respect to the sale of 114 shares by each of the two trusts of which the Director serves as a trustee.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 29 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

Item 11. Executive Compensation.

(a)         Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2020	250,000	-	-	-	-	-	-	250,000
President, CEO, CFO and Treasurer	2019	250,000	-	-	-	2,390(A)	-	-	253,390

Peter Pitsiokos	2020	200,000	-	-	-	-	-	-	200,000
COO and Secretary	2019	200,000	-	-	-	2,151(A)	-	-	202,151

(A) Consists of retention bonus payments vested and paid pursuant to the Retention Bonus Plan upon the settlement of master lease from the sale of the Virginia Health Care Center.

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

(b)         Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2020, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

There were no payments made under the Plan during the twelve months ended December 31, 2020. The payments made during the twelve months ended December 31, 2019 under the Plan relate to the settlement of the master lease from the Sale of the Virginia Health Care Center were as follows:

RETENTION BONUS PLAN PARTICPANTS	2019
Board of Directors	$9,471
President and Chief Executive Officer	2,390
Chief Operating Officer	2,151
Other Employees	561
Total	$14,573

2020 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2020:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$-	$-	$-	$120,000

Philip F. Palmedo	42,000	-	-	-	-	-	42,000

Elliot H. Levine	42,000	-	-	-	-	-	42,000

Richard B. Smith	42,000	-	-	-	-	-	42,000

Ronald J. Macklin	42,000	-	-	-	-	-	42,000

Nader G.M. Salour	42,000	-	-	-	-	-	42,000

Total	$330,000	$-	$-	$-	$-	$-	$330,000

Deferred Compensation Plan. On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which is attached hereto as Exhibit 10.12. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020 and 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2020, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of April 13, 2021, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (10)

Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	179,904	(2)	12.1

Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	170,870	(3)	11.5

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	148,088	(4)	10.0

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	113,557	(5)	7.7

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500	(6)	6.8

MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	80,850	(7)	5.5

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259	(8)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	16,677	(9)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	3,866		*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	862		*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381		*

Elliot H. Levine 1 Flowerfield, Suite 24 St. James, NY 11780	113		*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

All executive officers and Directors as a group (8 persons)	60,158		4.1

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

(3) On April 1, 2021, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 170,870 common shares. Power to dispose of and vote securities resides with Mario Gabelli, Douglas Jamieson and Kevin Handwerker. Each reporting person has the shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 170,870 common shares. The Schedule 13D was filed by Mario Gabelli, David Goldman, Douglas Jamieson and Kevin Handwerker.

(4) On February 12, 2021, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 148,088 common shares. The Schedule 13G was filed by Gregory Pottle.

(5) On August 20, 2020, Neil Subin filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 113,557 common shares.

(6) On January 12, 2021, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(7) On February 14, 2019, MFP Investors LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 80,850 common shares. The Schedule 13G/A was filed by Michael Price.

(8) Includes 4,368 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 32,891 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(9) Does not include his wife’s ownership of 4,125 shares in which he denies any beneficial interest.

(10) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of April 13, 2021.

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
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the year ending December 31, 2020 of $18,170 and total commitments including two-year renewal option of up to $72,680.

In December 2020, the tenant exercised the second and last renewal term option, extending the lease terms until December 31, 2022.

During the twelve months ended December 31, 2020 and 2019, respectively, the Company received rental revenue of $35,607 and $34,720, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2020 and 2019:

Fee Category	Fiscal December 31, 2020	Fiscal December 31, 2019
Audit Fees (1)	$101,750	$86,000
Audit-Related Fees (2)	11,799	5,977
Tax Fees (3)	40,696	18,800
Total Fees	$154,245	$110,777

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2020 and 2019, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic plan analysis, Form 8-K filings, proxy filings and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and K-1’s.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2020 and 2019 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2020 and 2019, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1	Compensation of Directors (2)

10.2	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.3	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.4	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.5	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (6)

10.6	Retention Bonus Plan (7)

10.7	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (8)

10.8	Amended and Restated Retention Bonus Plan (9)

10.9	Amendment No. 2 to Retention Bonus Plan (8)

10.10	Amendment No. 3 to Retention Bonus Plan (10)

10.11	Nonqualified Deferred Compensation Plan (11)

10.12	Board Advisor Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.13	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.14	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.15	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.16	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.17	Notice of Termination from Sound Cortlandt, LLC (2)

10.18	Notice of Termination from BSL St. James LLC (2)

21.1	List of all subsidiaries (2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: April 13, 2021

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: April 13, 2021

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: April 13, 2021

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: April 13, 2021

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: April 13, 2021

Exhibit Index

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1	Compensation of Directors (2)

10.2	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.3	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.4	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.5	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (6)

10.6	Retention Bonus Plan (7)

10.7	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (8)

10.8	Amended and Restated Retention Bonus Plan (9)

10.9	Amendment No. 2 to Retention Bonus Plan (8)

10.10	Amendment No. 3 to Retention Bonus Plan (10)

10.11	Nonqualified Deferred Compensation Plan (11)

10.12	Board Advisor Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.13	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.14	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.15	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.16	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.17	Notice of Termination from Sound Cortlandt, LLC (2)

10.18	Notice of Termination from BSL St. James LLC (2)

21.1	List of all subsidiaries (2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2020 and 2019	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2020 and 2019 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020 and 2019 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2020 and 2019, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidation Value of Real Estate Assets - Refer to Notes 2, 3, 7 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company presents its consolidated financial statements under the liquidation basis of accounting and, accordingly, presents its real estate assets at their liquidation value at each reporting period.

The Company estimates the liquidation value of its real estate assets by using both income and market valuation techniques. The market valuation techniques use estimates and assumptions based on market information, such as broker opinions of value, appraisals, and recent sales data for similar assets. The income valuation technique consists of a discounted cash flow model. As disclosed by management, the Company’s evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions, such as market rental rates, capitalization rates, and discount rates that could differ materially from actual results.

We identified the liquidation value of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to determine the liquidation value of the real estate assets, specifically the estimates of market rental rates, capitalization rates, and discount rates for each real estate asset. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included, among other things, the following:

•

We obtained an understanding of the design and implementation of the controls over management’s evaluation of the key estimates and assumptions used in the determination of the liquidation value of real estate assets, including those over the selection of market rental rates, capitalization rates, and discount rates.

•	With the assistance of our fair value specialists, we performed the following procedures:

o

Assessed the reasonableness of the significant assumptions used in both real estate appraisals and discounted cash flow analyses, including estimates of market rental rates, capitalization rates, and discount rates.

o	Tested the source information underlying the assumptions.
o

Developed a range of independent estimates, regarding the assumptions, focusing on the geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Company.

o	Tested the mathematical accuracy and completeness of the discounted cash flow analyses.

•	We evaluated the reasonableness of management’s discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

•

We evaluated the impact of current market events and conditions, including the effect of COVID-19 pandemic, as well as any recent and relevant comparable transactions, on the valuation techniques and assumptions used by management.

•	We evaluated management’s ability to reasonably estimate liquidation value of real estate based on the subsequent sales of the Company’s properties.

We have served as the Company's auditor since 1990.

/s/ Baker Tilly US, LLP

Melville, New York

April 13, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2020	December 31, 2019
ASSETS:
Real estate held for sale	$39,050,000	$48,270,000
Cash and cash equivalents	1,632,231	2,213,205
Restricted cash	169,000	-
Rent receivable	21,849	63,132
Other receivables	34,751	41,460
Total Assets	$40,907,831	$50,587,797

LIABILITIES:
Accounts payable	$893,183	$592,743
Accrued liabilities	556,926	178,479
Deferred rent liability	15,283	24,316
Tenant security deposits payable	241,722	265,078
Mortgage loans payable	5,159,833	3,780,068
Estimated liquidation and operating costs net of receipts	11,552,940	14,377,476
Total Liabilities	18,419,887	19,218,160
Net assets	$22,487,944	$31,369,637

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2020	2019

Net assets, beginning of period	$31,369,637	$26,846,670
Changes in net assets:
Change in real estate value	(9,220,000)	12,068,730
Remeasurement of assets and liabilities	338,307	(7,545,763)
Net (decrease)/increase in value	(8,881,693)	4,522,967
Net assets, end of period	$22,487,944	$31,369,637

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

1.	The Company

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of, and the pursuit of entitlements on, a portfolio of medical office and industrial properties located in Suffolk (“Flowerfield”) and Westchester Counties (“Cortlandt Manor”), New York State.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Company believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of December 31, 2020 and 2019 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 14 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Company’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Company in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 34,000 square foot Cortlandt Manor Medical Center; and
●

Flowerfield: 68 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. 63 of the 68 acres are included in the subdivision application filed with the Town of Smithtown. 5 acres of the 68 acres are zoned residential and non-contiguous to the Flowerfield property.

2.	Summary of Significant Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up, upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2022. The Company is in the process of pursuing entitlements and density, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2022 with the ultimate timing to a certain extent managed by Gyrodyne but also dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2022. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

Cash equivalents - The Company considers all certificates of deposits, money market funds, treasury securities and other highly liquid debt instruments purchased with short-term maturities to be cash equivalents.

Allowance for doubtful accounts – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends, including the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ business, and changes in tenant payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets in liquidation by the number of shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2020, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets

Net assets as of December 31, 2020 and 2019 would result in estimated distributions of $22,487,944 and $31,369,637, or approximately $15.17 and $21.16 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $8,881,693 or $5.99 per share is mainly attributable to the change in the estimated value of the real estate, due to the current status of entitlement uses and market conditions, the extension of the liquidation period and additional land development costs, offset by a decrease in estimated selling costs and estimated retention bonus.

More specifically, in response to the extensive public comments received during the Cortlandt Manor State Environmental Quality Review Draft Generic Environmental Impact Study (“SEQR DGEIS”) public hearing process and input from the Cortlandt Manor Town Board, the Company amended the Cortlandt Manor site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1) Medical Office Lot #2	1,500 sft 84,600 sft

The original site plan, in response to the Town’s request, was a mixed-use plan comprising of 100,000 square feet of medical use, 4,000 square feet of retail and 200 units of multitenant residential use. The change in use from partly residential to mostly medical combined with the reduction in retail and the cancellation of the purchase and sale agreement on a portion of the Cortlandt Manor property resulted in a reduction to the estimated real estate value by approximately $3,820,000. The remaining decrease in value of approximately $5,400,000 is driven by the market decline in real estate value in Flowerfield, including the termination of the BSL Agreement, that is directly related to and stems from the impact of the pandemic. The Town of Cortlandt has expressed preliminary demands for certain offsite improvements that are directly related to the higher traffic related to medical. Furthermore, the pandemic continues to adversely impact medical office but has created a significant demand for residential real estate. As a result, contingent on discussions with the Town of Cortlandt on the pandemic’s impact to the local market, we may further amend our site plan to include some residential component if doing so will provide a higher return with an equivalent timeline, although there can be no assurance that such amended plan will be approved.

Additionally, the pandemic has also adversely impacted demand for office (including medical office) and hotel development “on spec”. The Company’s subdivision plan at Flowerfield will allow for any combination of the aforementioned uses and is marketing the undeveloped lots to reflect such flexibility.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

The value degradation of $9,220,000 net of the lower bonuses and selling costs of $1,767,038 and $439,203, respectively, directly reduced the estimated net assets by $7,013,759 or $4.73 per share.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2022, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2022:

1.

The estimated cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability coverage including post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (See Note 12).
6.	Costs, including principal payments, net of draw-downs on the Company’s credit facilities to fund tenant improvements and working capital and related fees.

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

The Company estimates that it will incur approximately $1.5 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs from January 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2020, the Company incurred approximately $1.0 million of land entitlement costs, consisting predominately of engineering fees. The Company believes the remaining balance of $1.5 million (approximately $321,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2020 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

The net assets as of December 31, 2020 ($22,487,944) and 2019 ($31,369,637) results in estimated distributions of approximately $15.17 and $21.16, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2020 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2020 through December 31, 2020 is as follows:

	January 1, 2020	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2020
Assets:
Estimated rents and reimbursements	$4,309,328	$(2,432,540)	$3,049,860	$4,926,648
Liabilities:
Property operating costs	(2,594,954)	1,506,037	(1,972,487)	(3,061,404)
Capital expenditures	(474,133)	13,495	-	(460,638)
Land entitlement costs	(1,847,127)	1,013,966	(657,538)	(1,490,699)*
Corporate expenditures	(6,196,551)	2,139,978	(2,287,769)	(6,344,342)
Selling costs on real estate assets**	(3,497,200)	-	439,203	(3,057,997)
Retention bonus payments to directors, officers and employees**	(4,680,518)	-	1,767,038	(2,913,480)
Less prepaid expenses and other assets	603,679	245,293	-	848,972
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,377,476)	$2,486,229	$338,307	$(11,552,940)

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

*The Company reached agreements with certain service vendors to defer payment of approximately $321,000 of the $1.5 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value. Based on the estimated real estate value of the Cortlandt property, aggregate proceeds from the sale of the two Cortlandt lots would not exceed the adjusted floor under the retention bonus plan and therefore the above table only reflects the projected bonus from the sale of the Flowerfield property.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2019 through December 31, 2019 is as follows:

	January 1, 2019	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2019
Assets:
Estimated rents and reimbursements	$3,418,285	$(2,600,047)	$3,491,090	$4,309,328
Liabilities:
Property operating costs	(2,084,955)	1,536,010	(2,046,009)	(2,594,954)
Capital expenditures	(1,130,844)	616,230	40,481	(474,133)
Land entitlement costs	(1,468,474)	1,422,192	(1,800,845)	(1,847,127)
Corporate expenditures	(4,904,367)	2,167,814	(3,459,998)	(6,196,551)
Selling costs on real estate assets*	(2,437,076)	-	(1,060,124)	(3,497,200)
Retention bonus payments to directors, officers and employees*	(1,984,733)	14,573	(2,710,358)	(4,680,518)
Less prepaid expenses and other assets	397,854	205,825	-	603,679
Liability for estimated liquidation and operating costs net of estimated receipts	$(10,194,310)	$3,362,597	$(7,545,763)	$(14,377,476)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

5.	Disposition Activities

Properties Under Contract

Flowerfield - On May 11, 2020, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “Non-Contiguous Property Agreement”) for the sale of a 5.0-acre parcel of vacant land (the “Non-Contiguous Property”) that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000. Under the Non-Contiguous Property Agreement, $25,000 of the purchase price was deposited in escrow at signing with the $475,000 balance payable at closing, subject to Buyer’s right to terminate as described below.

Under the Non-Contiguous Property Agreement: (i) Buyer will have the right during an investigation period to conduct a phase 1 environmental survey and or other related analysis. Buyer will have the right to terminate the Non-Contiguous Property Agreement, during the investigation period, by written notice to GSD Flowerfield if Buyer is not fully satisfied, in its sole discretion, as to the status of title, suitability of the property and all factors concerning same, in which case Buyer will have the right to receive a refund of its down payment; (ii) unless Buyer terminates the Non-Contiguous Property Agreement on or prior to the end of the investigation period, the closing will occur on the 20th day following the earlier of (y) the Town of Smithtown’s granting of the Approvals (as defined in the Non-Contiguous Property Agreement and as described below); or (z) Buyer’s waiver of such Approvals.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

The Non-Contiguous Property Agreement is also contingent on the receipt of a Certificate of Correction/Subdivision Plan (“Correction Plan”) signed and approved by the Town of Smithtown and the Suffolk County Department of Health Services (“SCDHS”) for the Non-Contiguous Property and the recharge basin and building Permits Approval (as defined in the Non-Contiguous Property Agreement and as described below). The Approval condition requires that the Buyer obtain the Correction Plan to create the two parcels and the recharge basin (as generally depicted in the Non-Contiguous Property Agreement) within a specified time (the “Approval Period”) following the last day of the investigation period.

The Correction Plan is specifically delineated in the Non-Contiguous Property Agreement. In March 2021, the Buyer-received the Correction Plan signed and approved by the Town of Smithtown and the SCDHS for the Non-Contiguous Property and the recharge basins. As a result, the Company anticipates the closing to occur during the second quarter of 2021.

Terminated Contracts

Flowerfield - On August 27, 2019, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”). The Agreement provided that BSL would have the right to terminate the BSL Agreement by written notice to GSD Flowerfield prior to the expiration of a defined inspection period (which had been extended via amendments to the BSL Agreement) if BSL was not fully satisfied, in BSL’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, in which case BSL would have the right to receive a refund of its earnest money deposit.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application, and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

Cortlandt Manor - As of December 7, 2019, the Company’s wholly owned subsidiaries GSD Cortlandt, LLC, a New York limited liability company and Buttonwood Acquisition, LLC (together the “Cortlandt Subsidiaries”), executed a Purchase and Sale Agreement (the “SC Agreement”) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “SC Agreement Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

The SC Agreement provided that SC LLC would have the right to terminate the SC Agreement by written notice to GSD prior to the expiration of a defined inspection period (which had been extended via amendments to the SC Agreement) if SC LLC was not fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the SC Agreement Property and all factors concerning same, in which case SC LLC would have the right to receive a refund of its earnest money deposit.

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase for the first eight months of the loan (as amended the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.85%.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan. The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.85%. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan following the drawdowns of $1,580,068, $1,000,000 and $419,932 in 2019, 2020 and January 2021, respectively.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term is 24 months, with an option to extend for an additional 12 months. The interest rate is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. Under the line, a balance of $1,450,000 is available at the Lender’s discretion.

The line is secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain cross collateralized by the subdivided industrial park lot only.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

The loans payable mature upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending December 31,
2021	$99,913
2022	545,562
2023	172,295
2024	179,046
2025	186,063
Thereafter	3,976,954
Total	$5,159,833

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2020, the net realizable value of real estate decreased by $9,220,000 and in 2019 it increased by $12,068,730. The 2020 decrease is primarily driven by the change in use in Cortlandt Manor from partly residential to all medical, the cancellation of the contract on lot one in Cortlandt Manor, the termination of the BSL Agreement and by the market decline in real estate value in Flowerfield that is directly related to and stems from the impact of the pandemic. The 2019 increase was mainly attributable to the Purchase and Sale Agreements entered into in Flowerfield and Cortlandt Manor (see Note 5). The valuation of the remaining real estate as of December 31, 2020 was $39,050,000.

	2020	2019
Net Realizable Value at beginning of period	$48,270,000	$36,201,270
Change in Net Realizable Value
Cortlandt Manor	(3,820,000)	2,010,000
Flowerfield	(5,400,000)	10,058,730
Net Realizable Value on December 31,	$39,050,000	$48,270,000

8.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Current accounts payable	$241,963	$338,383	Accrued liabilities	$188,554	$178,479
Other accounts payable (a)	651,220	254,360	Deferred Compensation to Directors (b)	368,372	-
Total	$893,183	$592,743	Total	$556,926	$178,479
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2020 and 2021. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

Accrued liabilities on December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Payroll and related taxes	$48,701	$40,011
Professional fees	139,853	101,468
Other	-	37,000
Total	$188,554	$178,479

9.	Income Taxes

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

As of December 31, 2020 and 2019, respectively, the Company’s allowance for doubtful accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2020	December 31, 2019
Beginning balance	$-	$13,000
Accounts receivable (written off)	-	(13,000)
Ending Balance	$-	$-

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2020 and 2019. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020 rental income from the Company’s three largest tenants represented approximately 24%, 21% and 9% of total rental income. The three largest tenants by revenue as of December 31, 2020 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and a tenant in the industrial park that previously expanded its space.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting not-for-profit tenants and tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital which together comprise 37% of our expected 2021 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of December 31, 2020 and 2019, other commitments and contingencies are summarized in the below table:

	2020	2019
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	81,716	81,716
Total	$431,716	$431,716
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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

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

Under the Plan, there were no payments made during the year ended 2020. The payments made during the year ended December 31, 2019 under the Plan relate to the settlement of the master lease from the Sale of the Virginia Health Care Center, were as follows:

RETENTION BONUS PLAN PARTICPANTS	2019
Board of Directors	$9,471
President and Chief Executive Officer	2,390
Chief Operating Officer	2,151
Other Employees	561
Total	$14,573

Deferred Compensation Plan - On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020 and 2021.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated.

14.	Contingencies

Putative Class Action Lawsuit - On August 14, 2015, the Company entered a Stipulation of Settlement (the "Settlement") providing for the settlement of a putative class action lawsuit against the Company and certain related parties. Under the Settlement, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

As of December 31, 2020 and 2019, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

15.	COVID-19

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company operates. The Company's evaluation of the effects of these events is ongoing; however, in February and March 2020, some of our tenants began to experience decreasing demand for their products and services which has impacted their ability to timely meet their lease obligations. Furthermore, on March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020. The Order also includes a 90-day moratorium on any residential or commercial evictions. On April 16, 2020, the Order was subsequently extended until May 15, 2020. Governor Cuomo outlined guidelines that will help regions create individual plans based on facts and data to reopen New York. The loosening of restrictions in New York will be considered on a regional basis (The Cortlandt property is located in the Mid-Hudson region and the Flowerfield property is located in the Long Island region), based on the following criteria. These criteria are designed to allow phased reopening’s to begin in each region only if:

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are neither part of or affiliated with Stony Brook University or SBU Hospital, non-medical offices and not-for-profit corporations, which in the aggregate account for approximately 37% ($776,000) of the Company’s projected annual rental revenues for 2021. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis has also adversely impacted the timeline to secure entitlements and the sale of our real estate. Furthermore, the real estate market is also being adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions and the effectiveness of the Covid 19 vaccine program. In addition, the pandemic has resulted in a seismic shift toward commercial acceptance of remote working which may adversely impact our occupancy rate and average rate per square foot. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisers are infected by the Coronavirus and become ill from COVID-19.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

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
(a)

In February 2019, the Company amended the square footage under the master lease with the not-for-profit originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The lease originally was for 2,130 square feet. The amended maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Approximately $3,500 in improvements were provided. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the term ending December 31, 2020 of $18,170 and total commitments including two-year renewal option of up to $72,680.

In December 2020, the tenant exercised the second and last renewal term option, extending the lease terms until December 31, 2022.

During the twelve months ended December 31, 2020 and 2019, respectively, the Company received rental revenue of $35,607 and $34,720, respectively.

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

Cortlandt Manor. As of December 7, 2019, the Company’s wholly owned subsidiaries GSD Cortlandt, LLC, a New York limited liability company, and Buttonwood Acquisition, LLC (together the “Cortlandt Subsidiaries”), executed a Purchase and Sale Agreement (the “SC Agreement”) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with the improvements thereon (the “SC Agreement Property”), to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”), for a purchase price of $5,720,000.

The SC Agreement provided that SC LLC would have the right to terminate the SC Agreement by written notice to GSD prior to the expiration of a defined inspection period (which had been extended via amendments to the SC Agreement) if SC LLC was not fully satisfied, in SC LLC’s sole discretion, as to the status of title, suitability of the SC Agreement Property and all factors concerning same, in which case SC LLC would have the right to receive a refund of its earnest money deposit.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2020 and 2019

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

Flowerfield. On August 27, 2019, the Company’s wholly owned subsidiary GSD Flowerfield, LLC entered into a Purchase and Sale Agreement (the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”). The Agreement provided that BSL would have the right to terminate the BSL Agreement by written notice to GSD Flowerfield prior to the expiration of a defined inspection period (which had been extended via amendments to the BSL Agreement) if BSL was not fully satisfied, in BSL’s sole discretion, as to the status of title, suitability of the Property and all factors concerning same, in which case BSL would have the right to receive a refund of its earnest money deposit.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit BSL in accordance with the provisions of the BSL Agreement.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application, and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

Credit Facility. The Company amended and extended the working capital line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”).

On February 22, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) amended its line to remove the contingency that required signed purchase and sale agreements on Cortlandt Manor to be able to draw on the line.