Form 10-Q
period 2021-03-31
Gyrodyne, LLC
filed 2021-05-07
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 7, 2021, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020
(Liquidation Basis)

	March 31,	December 31,
	2021 (Unaudited)	2020
ASSETS:
Real estate held for sale	$39,050,000	$39,050,000
Cash and cash equivalents	2,369,669	1,632,231
Restricted cash	169,000	169,000
Rent receivable	84,383	21,849
Other receivables	39,556	34,751
Total Assets	$41,712,608	$40,907,831

LIABILITIES:
Accounts payable	$994,069	$893,183
Accrued liabilities	649,523	556,926
Deferred rent liability	88,839	15,283
Tenant security deposits payable	250,314	241,722
Loans payable	6,249,999	5,159,833
Estimated liquidation and operating costs net of estimated receipts	10,919,805	11,552,940
Total Liabilities	19,152,549	18,419,887
Net assets in liquidation	$22,560,059	$22,487,944

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2020

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2020		$22,487,944
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	72,115
Net increase in liquidation value		72,115
Net assets in liquidation, as of March 31, 2021		$22,560,059

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2021 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases.  The Company believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of March 31, 2021 and December 31, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 13 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Company’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Company in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 34,000 square foot Cortlandt Manor Medical Center; and
●

Flowerfield: 63 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021 (See Note 17 – Subsequent Events).

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2020.

3.	Summary of Significant Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up, upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is deemed to be “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty.  These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2022. The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices than those achievable under their current entitlements and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density approvals, sales, liquidation and dissolution could extend through December 31, 2022 with the ultimate timing dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation on March 31, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,560,059 and $22,487,944, or approximately $15.22 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $72,115 or $0.05 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to savings in corporate expenditures and additional rental revenue of approximately $57,000 and $49,000, respectively, offset by additional property operating expenses and selling costs of approximately $17,000 and $17,500, respectively.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.3 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from April 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the three months ended March 31, 2021, the Company incurred approximately $174,000 of land entitlement costs, consisting predominantly of engineering fees. The Company believes the remaining balance of $1.3 million (approximately $257,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2021 ($22,560,059) and December 31, 2020 ($22,487,944) results in estimated distributions of approximately $15.22 and $15.17, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2021 through March 31, 2021 has been calculated as follows:

	January 1, 2021	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2021
Assets:
Estimated rents and reimbursements	$4,926,648	$(634,806)	$49,499	$4,341,341
Liabilities:
Property operating costs	(3,061,404)	431,814	(16,868)	(2,646,458)
Common area capital expenditures	(460,638)	16,038	-	(444,600)
Land entitlement costs	(1,490,699)	174,095	-	(1,316,604)*
Corporate expenditures	(6,344,342)	548,544	56,984	(5,738,814)
Selling costs on real estate assets	(3,057,997)	-	(17,500)	(3,075,497)
Retention bonus payments to Directors, executives and employees**	(2,913,480)	-	-	(2,913,480)
Less prepaid expenses and other assets	848,972	25,335	-	874,307
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,552,940)	$561,020	$72,115	$(10,919,805)

* The Company reached agreements with certain service vendors to defer payment of approximately $257,000 of the $1.3 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

** The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value. Based on the estimated real estate value of the Cortlandt property, aggregate proceeds from the sale of the two Cortlandt lots would not exceed the adjusted floor under the retention bonus plan and therefore the above table only reflects the projected bonus from the sale of the Flowerfield property.

6.	Disposition Activities

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

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

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

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

7.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase for the first eight months of the loan (as amended the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). The interest rate, per the latest modification, during the Interest-Only Phase is a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 150 basis points (1.5% rounded up to the nearest 1/8 percent), adjusted daily, but shall not be less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently would be 3.85%. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with Stony Brook University Hospital (“SBU Hospital”). An additional advance of $1.1 million was drawn on March 29, 2019 to finance the buildouts on leases signed through December 31, 2018. The balance of the loan can be drawn upon for improvements to be completed by the Company, as landlord, pursuant to future leases with the State University of New York or institutions affiliated with it (or other tenants subject to the bank’s approval) anytime during the Interest-Only Phase. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan with a principal balance of $2,200,000. The remaining $800,000 will go unused and the Company will no longer have access to that amount.

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

The loans payable mature upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending March 31,
2022	$152,580
2023	1,232,082
2024	189,218
2025	196,633
2026	204,338
Thereafter	4,275,148
Total	$6,249,999

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Current accounts payable	$277,029	$241,963	Accrued liabilities	$186,185	$188,554
Other accounts payable (a)	717,040	651,220	Deferred Compensation to Directors (b)	463,338	368,372
Total	$994,069	$893,183	Total	$649,523	$556,926
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2021 and 2020. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2018, 2019, and 2020.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2021 and December 31, 2020. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the three months ended March 31, 2021 rental income from the Company’s three largest tenants represented approximately 24%, 17% and 9% of total rental income. The three largest tenants by revenue as of March 31, 2021 consist of Stony Brook University Hospital located in the industrial park, the Westchester Medical Practice in the Cortlandt Manor Medical Center and Apex Gymnastics Athletics Inc. in the industrial park.

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

As of March 31, 2021, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the three months ended March 31, 2021.

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

13.	Contingencies

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

As of March 31, 2021 and December 31, 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

15.	COVID-19

The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the U.S. economy, including the real estate market. To date, the COVID-19 pandemic has impacted operations of our existing properties, and we believe it has had an impact on our strategic plan to enhance the value of our properties and sell them at higher prices. In particular, the pandemic has reduced the gross profit from operations and has been a significant factor in prolonging the entitlement process. We believe it was also a major factor leading to the termination in the first quarter by the purchasers in two purchase agreements for the sale of portions of our Cortlandt Manor and Flowerfield Properties.

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. As a result, we are unable to determine what the ultimate impact will be on our and our tenants’ businesses, operations, financial results and financial position. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2020.

Beginning March 16, 2020, the Company’s employees began temporarily working remotely to ensure their and their family’s safety and well-being. The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to respond to disaster recovery disruption. As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are neither part of or affiliated with Stony Brook University or SBU Hospital, non-medical offices and not-for-profit corporations, which in the aggregate account for approximately 37% ($776,000) of the Company’s projected annual rental revenues for 2021. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The COVID-19 public health crisis has also adversely impacted the timeline to secure entitlements and the sale of our real estate. Furthermore, the real estate market is also being adversely affected which could further negatively impact the timing of sales and the resulting value of our real estate.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions and the effectiveness of the COVID-19 vaccine program. In addition, the pandemic has resulted in a seismic shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisers are infected by the Coronavirus and become ill from COVID-19.

16.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term	Square Feet	Annual Rent	Total Commitment (net of abatement, excluding renewal options)
Jan 2021-Dec 2022	2,284	$19,414	$38,828
Jan 2021-Dec 2022	1,817	-(a)	-(a)
Jan 2021-Dec 2022	1,905	$16,193	$32,385
(a)The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the three months ending March 31, 2021 of $4,543 and total commitments of up to $36,340.

During the three-months ended March 31, 2021, the Company received rental revenue of $8,902 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Subsequent Events

On April 26, 2021, the Company closed on the sale of its 5.0-acre parcel of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2021.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the ongoing COVID-19 pandemic on our business, operations and timelines for seeking entitlements and pursuing the sale of our properties and distributions to our shareholders, risks and uncertainties associated with community activism, regulatory enforcement and any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the continuing severity and duration of the outbreak, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

Gyrodyne, LLC (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) is a limited liability company formed under the laws of the State of New York whose primary business is the management of a portfolio of medical office and industrial properties and the pursuit of entitlements on such properties located in Suffolk (“Flowerfield”) and Westchester (“Cortlandt Manor”) Counties, New York.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2021 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through March 31, 2021, the Company owns the following properties:

●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, including the 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: 63 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021.

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate, Distribute Proceeds and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize value and distributions. Gyrodyne intends to dissolve after it completes the dispositiosn of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will improve the chances of increasing the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to maximize the returns for our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the process of seeking entitlements and selling the assets is completed by December 31, 2022 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2022 of approximately $22.56 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statement of Net Assets. Such cash would equate to future liquidating distributions of $15.22 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on March 31, 2021 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

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

Properties Transactions

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

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

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

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

The Company has made applications to the Town of Cortlandt (the “Town”) for a zoning amendment to rezone the entire Cortlandt property (owned by the Cortlandt Subsidiaries) into a Town Medical Oriented District (an “MOD”) and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of the Flowerfield and Cortlandt Manor properties. During the three-months ended March 31, 2021, the Company incurred approximately $174,000 of land entitlement costs, consisting primarily of engineering costs to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.3 million in additional land entitlement costs through December 31, 2022 in pursuit of entitlements (approximately $480,000 in Cortlandt Manor and $836,000 in Flowerfield).

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

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the simultaneous creation of a Medical Oriented District. The purpose of the proposed MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD would allow for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

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

The entitlement costs for the three-months ended March 31, 2021 associated with the ownership and development of this property were approximately $40,000.

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

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final Generic Environmental Impact Statement (“GEIS”). The Company anticipates the Final GEIS will reflect the Company’s Cortlandt Manor property proposed uses comprising 184,600 square feet of medical office space and 1,500 square feet of retail space. It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in the second quarter of 2021. Following such approval, we anticipate subdivision and site plan public hearings will occur with the Town Planning Board during the fourth quarter of 2021 and the first quarter of 2022. The Town Board is anticipated to adopt a MOD designation for the property in early 2022 with subdivision approval granted by the Town Planning Board occurring in the first quarter of 2022. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown has determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department the final approved (in 2021) FEIS included an eight-lot subdivision). In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS in September 2020 and received final comments on October 16th, 2020.  The Company filed its Final FEIS in November 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote.  The Town of Smithtown will review the County determination and the Town Planning Board will issue a Findings Statement. Preliminary Approval of the subdivision may occur simultaneously or shortly after the Findings Statement.  Following Preliminary Approval, the Company will pursue Final Subdivision approval.

The entitlement costs for the three-months ended March 31, 2021 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $134,000.

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

Healthcare Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company has expanded its leasing relationship with Stony Brook University (“SBU”), SBU Hospital and affiliates of SBU Hospital at our Flowerfield property which increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first quarter of 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” have affected the operations of our tenants, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Quarterly Report on Form 10-Q, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 37% of the Company’s tenants (based on 2021 projected annual revenues) are not-for-profit corporations or tenants that are neither medical nor part of or affiliated with SBU or SBU Hospital.

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

●

On February 22, 2021, the working capital GSD Cortlandt loan was amended to remove the contingency of purchase agreements to be able to draw on the line. Consequently, the Company was not required to make a principal reduction under the credit facility and the remaining undrawn balance of $1,450,000 is available at the lender’s discretion.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $717,000 of land development fees and other professional fees incurred to date plus approximately $257,000 of forecasted land development fees and $95,000 in other professional fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

The Company adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5%.

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

Transaction Summary for the Three-Months Ended March 31, 2021

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2021.

Debt Facility. To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to the earlier of May 20, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of May 20, 2028 or 84 months after conversion to a permanent loan. The interest rate during the Interest-Only Phase shall be a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1% rounded up to the nearest 1/8 percent), but in no event less than 4.75%. During the Permanent Phase, the Company will pay interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently would be 3.85%. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan following the drawdowns of $1,580,068, $1,000,000 and $419,932 in 2019, 2020 and January 2021, respectively.

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

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $97,000 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

Leasing Activity. During the three-months ended March 31, 2021, the Company executed three new leases and four renewals comprising approximately 2,900 and 5,200 square feet and annual revenue of approximately $42,000 and $67,000, respectively.

There were no terminations during the three-months ended March 31, 2021.

Termination of Purchase Agreements.

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

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

The BSL Agreement Property is included in the Company’s subdivision application with the Town of Smithtown, New York, to subdivide the entire Flowerfield property into eight separate parcels (one parcel of which is a catering hall facility sold by the Company in 2002). The Company believes the termination of the BSL Agreement should have no impact on the subdivision application and will continue to actively market its entire Flowerfield property on the basis of eight subdivided lots subject to and contingent upon approvals for the subdivision and related entitlements.

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

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

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

Critical Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is deemed to be “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2022. The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers (Purchase and Sale Agreement entered but not yet closed/prospective purchasers). The process will involve extensive analysis internally at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value. The Company expects the process of pursuing entitlements, density approvals, sales, liquidation and dissolution could extend through December 31, 2022 with the ultimate timing dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on March 31, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,560,059 and $22,487,944, or approximately $15.22 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $72,115 or $0.05 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to savings in corporate expenditures and additional rental revenue of approximately $57,000 and $49,000, respectively, offset by additional property operating expenses and selling costs of approximately $17,000 and $17,500, respectively.

The comparability of the Company’s net assets in liquidation on March 31, 2021 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2022, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2021 cash balance of $2.37 million plus adjustments for the following items which are estimated through December 31, 2022:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.3 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from April 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the three-months ended March 31, 2021, the Company incurred approximately $174,000 of land entitlement costs, consisting primarily of engineering fees. The Company believes the remaining balance of $1.3 million (approximately $257,000 of which the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at March 31, 2021 ($22,560,059) results in estimated liquidating distributions of approximately $15.22 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of March 31, 2021 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2021 (dollars are in millions).

March 31, 2021 cash and cash equivalents balance	$2.37
Restricted cash	0.17
Principal payments on loan	(6.25)
Free cash flow from rental operations	1.25	(i)
General and administrative expenses	(2.77)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.32)	(iii)
Gross real estate proceeds	39.05
Selling costs on real estate	(3.08)
Retention bonus plan for directors, officers and employees	(2.91)
Final liquidation and dissolution costs	(1.53)	(iv)
Other	(2.42)	(v)
Net Assets in Liquidation	$22.56	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.25.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.77).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.32 million in costs over the liquidation period ending December 31, 2022 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(2.42).
(vi)

The net assets in liquidation on March 31, 2021 would result in liquidating distributions of approximately $15.22 per common share ($22.56 million with 1,482,680 shares outstanding). The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2021, which is discussed below:

Net assets in liquidation on January 1, 2021	$22,487,944
Changes in net assets in liquidation from January 1 through March 31, 2021:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	72,115
Total change in net assets in liquidation	$72,115
Net assets in liquidation on March 31, 2021	$22,560,059

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

We entered into a credit facility on March 21, 2018 which was amended and extended that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. Pursuant to the terms of the loan, the bank is in the process of converting the loan to a permanent loan with a principal balance of $2,200,000. The remaining $800,000 will go unused and the Company will no longer have access to that amount.

On January 24, 2019, the Company secured a loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. As of January 28, 2021, the line is fully drawn.

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

As of March 31, 2021, the Company had cash and cash equivalents totaling approximately $2.37 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $2.37 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $39.05 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $22.56 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2021 were as follows:

●	Operating cashflows

$634,806 in rent and reimbursements.

($431,814) in operating costs.

●	($548,544) in corporate expenditures.
●	($39,687) of land entitlement costs incurred for the Cortlandt Manor property.
●	($134,408) of land entitlement costs incurred for the Flowerfield property.
●	$1,090,166 of proceeds from the Company’s available debt facilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2021.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2020, filed with the Securities and Exchange Commission on April 13, 2021.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of March 31, 2021, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2021.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS XBRL Instance (6)

101.SCHXBRL Taxonomy Extension Schema (6)

101.CALXBRL Taxonomy Extension Calculation (6)

101.DEFXBRL Taxonomy Extension Definition (6)

101.LABXBRL Taxonomy Extension Labels (6)

101.PREXBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: May 7, 2021	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.3	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS XBRL Instance (6)

101.SCHXBRL Taxonomy Extension Schema (6)

101.CALXBRL Taxonomy Extension Calculation (6)

101.DEFXBRL Taxonomy Extension Definition (6)

101.LABXBRL Taxonomy Extension Labels (6)

101.PREXBRL Taxonomy Extension Presentation (6)

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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