Form 10-Q
period 2021-06-30
Gyrodyne, LLC
filed 2021-08-06
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2021

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

On August 6, 2021, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020
(Liquidation Basis)

	June 30,	December 31,
	2021 (Unaudited)	2020
ASSETS:
Real estate held for sale	$38,550,000	$39,050,000
Cash and cash equivalents	2,407,390	1,632,231
Restricted cash	169,000	169,000
Rent receivable	21,581	21,849
Other receivables	38,077	34,751
Total Assets	$41,186,048	$40,907,831

LIABILITIES:
Accounts payable	$1,044,554	$893,183
Accrued liabilities	755,942	556,926
Deferred rent liability	36,293	15,283
Tenant security deposits payable	246,264	241,722
Loans payable	6,229,799	5,159,833
Estimated liquidation and operating costs net of estimated receipts	10,404,315	11,552,940
Total Liabilities	18,717,167	18,419,887
Net assets in liquidation	$22,468,881	$22,487,944

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2021

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2020		$22,487,944
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	(19,063)
Net decrease in liquidation value		(19,063)
Net assets in liquidation, as of June 30, 2021		$22,468,881

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE SIX-MONTHS ENDED JUNE 30, 2021 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Company believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of June 30, 2021 and December 31, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 34,000 square foot Cortlandt Manor Medical Center; and
●	Flowerfield: 63 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres comprising of two parcels that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021 (See Note 6 – Disposition Activities).

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2021.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation on June 30, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,468,881 and $22,487,944, or approximately $15.15 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $19,063 or $0.02 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to additional interest expense and closing/prepayment fees on the loan that is the subject to the commitment letter the Company executed in August 2021 (see Note 17) of approximately $107,000 and $223,000, respectively, and additional property operating expenses and selling costs of $40,035 and $20,737, respectively, offset by additional rental revenue and savings in corporate expenditures of approximately $270,000 and $101,000, respectively.

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (See Note 12).
6.	Costs, including principal payments, net of drawdowns on the Company’s credit facilities to fund tenant improvements and working capital and related fees.

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

The Company estimates that it will incur approximately $1.11 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from July 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the six months ended June 30, 2021, the Company incurred approximately $384,000 of land entitlement costs, consisting predominantly of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.11 million (approximately $210,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from July 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of June 30, 2021 ($22,468,881) and December 31, 2020 ($22,487,944) results in estimated distributions of approximately $15.15 and $15.17, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of June 30, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

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

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2021 through June 30, 2021 has been calculated as follows:

	January 1, 2021	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2021
Assets:
Estimated rents and reimbursements	$4,926,648	$(1,290,329)	$270,155	$3,906,474
Liabilities:
Property operating costs	(3,061,404)	815,748	(40,035)	(2,285,691)
Common area capital expenditures	(460,638)	43,491	-	(417,147)
Land entitlement costs	(1,490,699)	384,302	-	(1,106,397)*
Corporate expenditures	(6,344,342)	1,078,284	(228,446)	(5,494,504)
Selling costs on real estate assets	(3,057,997)	69,298	(20,737)	(3,009,436)
Retention bonus payments to Directors, executives and employees**	(2,913,480)	-	-	(2,913,480)
Less prepaid expenses and other assets	848,972	66,894	-	915,866
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,552,940)	$1,167,688	$(19,063)	$(10,404,315)

* The Company reached agreements with certain service vendors to defer payment of approximately $210,000 of the $1.11 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.
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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase for the first eight months of the loan (as amended the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently is 3.85%.

The first advance of $1.1 million was used to finance the tenant improvements pursuant to the amended and expanded signed lease with Stony Brook University Hospital (“SBU Hospital”). An additional advance of $1.1 million was drawn on March 29, 2019 to finance the buildouts on leases signed through December 31, 2018. The remaining $800,000 went unused and the Company no longer has access to that amount.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converts to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan). On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently is 3.85%.

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

The loans payable mature upon the earlier of the sale of the Flowerfield Industrial Park or as follows:

Years Ending June 30,
2022	$176,908
2023	183,841
2024	1,241,044
2025	198,531
2026	206,311
Thereafter	4,223,164
Total	$6,229,799

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Current accounts payable	$232,503	$241,963	Accrued liabilities	$203,875	$188,554
Other accounts payable (a)	812,051	651,220	Deferred Compensation to Directors (b)	552,067	368,372
Total	$1,044,554	$893,183	Total	$755,942	$556,926

(a)	The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.
(b)	The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2021 and 2020. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

9.	Income Taxes

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on June 30, 2021 and December 31, 2020. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the six months ended June 30, 2021 rental income from the Company’s three largest tenants represented approximately 23%, 22% and 9% of total rental income. The three largest tenants by revenue as of June 30, 2021 consist of Stony Brook University Hospital located in the industrial park, the Westchester Medical Practice in the Cortlandt Manor Medical Center and Apex Gymnastics Athletics Inc. in the industrial park.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting not-for-profit tenants and other tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital which together comprise 40% of our expected 2021 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of June 30, 2021, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Delta variant, or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are neither part of or affiliated with Stony Brook University or SBU Hospital, non-medical offices and not-for-profit corporations, which in the aggregate account for approximately 40% ($888,000) of the Company’s projected annual rental revenues for 2021. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2020 and as amended in this Report on Form 10-Q.

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

(a)The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the six months ending June 30, 2021 of $9,085 and total commitments of up to $36,340.

During the six-months ended June 30, 2021, the Company received rental revenue of $17,804 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Subsequent Events

In August 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), executed a commitment letter for a $4.95 million term loan (“Mortgage Loan”), a portion of the proceeds will be used to pay off the existing GSD Cortlandt debt facility of which $1,050,000 is outstanding. The term of the Mortgage Loan is five years with an option to extend an additional five years (“Extension Period”). Until the initial maturity date, the Mortgage Loan shall bear interest at an annual rate of interest equal at all times to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan shall adjust and be fixed for the Extension Period to an annual rate of interest equal at all times to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the extended term. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment shall be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided that the borrower shall pay to the bank with each such prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth an year of the Extension Period, one percent of the amount of such prepayment. There shall be no prepayment fee for any prepayment made during the sixty day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments shall be accompanied with accrued and unpaid interest through the date of prepayment. Notwithstanding the foregoing, in the event the premises are sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full shall be reduced by fifty percent.

The loan will be secured by the Cortlandt property located at 1985 Crompond Road (5.01 acres) and is expected to close in the third quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2021.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2021 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

After giving effect to the Company’s dispositions of real property through June 30, 2021, the Company owns the following properties:
●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, including the 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: 63 acres in St. James, New York, including a 10-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres comprising of two parcels that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to maximize the returns for our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the process of seeking entitlements and selling the assets is completed by December 31, 2022 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2022 of approximately $22.47 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statement of Net Assets. Such cash would equate to future liquidating distributions of $15.15 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on June 30, 2021 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

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

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 4,000 square feet of retail space. The Company believes that the Town Board is expected to adopt an MOD designation for the Company’s Cortlandt property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of the Flowerfield and Cortlandt Manor properties. During the six-months ended June 30, 2021, the Company incurred approximately $384,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.11 million in additional land entitlement costs through December 31, 2022 in pursuit of entitlements (approximately $410,000 in Cortlandt Manor and $696,000 in Flowerfield).

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

In response to the extensive public comments and Town Board input received during the State Environmental Quality Review “(SEQR”) Draft Generic Environmental Impact Statement (“DGEIS”) public hearing process, the Company amended the site plan and subdivision application with the Town to develop the Cortlandt property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical Office Lot #2	84,600 sf

The entitlement costs for the six-months ended June 30, 2021 associated with the ownership and development of this property were approximately $110,000.

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

In addition to the primary proposal noted above, an alternate mixed-use plan is submitted as part of the SEQRA process. The alternate mixed-use plan includes the following:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	83,500 sft
Retail (Lot #1)	1,500 sft
Multi-Family Residential Lot #2	160 Units

The alternate is being reviewed for all categories of impacts in the SEQRA documentation similar to the primary proposal, and if approved as anticipated, will allow Gyrodyne the option to proceed with either program following MOD designation and subdivision. The alternate is not anticipated to impact the estimated timeline of approvals.

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final Generic Environmental Impact Statement (“GEIS”). The Company anticipates the Final GEIS will reflect the Company’s Cortlandt Manor property proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space. It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in late 2021. The Town Board is anticipated to adopt a MOD designation for the property in early 2022 with subdivision approval granted by the Town Planning Board occurring in the first quarter of 2022. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

The entitlement costs for the six-months ended June 30, 2021 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $274,000.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first two quarters of 2021 and future periods.

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

●

Approximately 40% of the Company’s tenants (based on 2021 projected annual revenues) are not-for-profit corporations or other tenants that are neither medical nor part of or affiliated with SBU or SBU Hospital.

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Delta variant, or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $812,000 of land development fees and other professional fees incurred to date plus approximately $210,000 of forecasted land development fees and $82,000 in other professional fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2020 and as amended in this Report on Form 10-Q.

Transaction Summary for the Six-Months Ended June 30, 2021

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2021.

Debt Facility. The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase for the first eight months of the loan (as amended the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. The Permanent Phase interest rate currently is 3.85%.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converts to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan). During the Permanent Phase, the Company pays interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period. Permanent Phase interest rate currently is 3.85%.

The aforementioned loans are secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.25 to 1, per latest modification. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

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

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $95,500 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

Leasing Activity. During the six-months ended June 30, 2021, the Company executed four new leases and thirteen renewals comprising approximately 3,200 and 22,000 square feet and annual revenue of approximately $45,000 and $573,000, respectively. There were also two expansions during the six months ended June 30, 2021 comprising approximately 4,100 square feet and approximately $112,000 in annual revenue.

There was one termination during the six-months ended June 30, 2021 comprising approximately 2,800 square feet and approximately $70,600 in annual revenue.

Disposition Activities. On April 26, 2021, the Company closed on the sale of its approximate 5.0 acres comprising of two parcels of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

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

The Company has made applications to the Town of Cortlandt for a zoning amendment to rezone the entire Cortlandt property (owned by the Cortlandt Subsidiaries) into a MOD and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 4,000 square feet of retail space. The Company believes that the Town Board is expected to adopt an MOD designation for the Company’s Cortlandt property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on June 30, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,468,881 and $22,487,944, or approximately $15.15 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $19,063 or $0.02 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to additional interest expense and closing/prepayment fees on the loan that is the subject to the commitment letter the Company executed in August 2021 (see Note 17) of approximately $107,000 and $223,000, respectively, and additional property operating expenses and selling costs of $40,035 and $20,737, respectively, offset by additional rental revenue and savings in corporate expenditures of approximately $270,000 and $101,000, respectively.

The comparability of the Company’s net assets in liquidation on June 30, 2021 to future measurement dates may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2022, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2021 cash balance of $2.41 million plus adjustments for the following items which are estimated through December 31, 2022:

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

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts.
6.	Costs, including principal payments, net of drawdowns on the credit facilities to fund tenant improvements and working capital and related fees.

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

The Company estimates that it will incur approximately $1.11 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from July 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the six-months ended June 30, 2021, the Company incurred approximately $384,000 of land entitlement costs, consisting primarily of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.11 million (approximately $210,000 of which the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from July 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at June 30, 2021 ($22,468,881) results in estimated liquidating distributions of approximately $15.15 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of June 30, 2021 because the amount of such additional value that may result from such efforts is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2021 (dollars are in millions).

June 30, 2021 cash and cash equivalents balance	$2.41
Restricted cash	0.17
Principal payments on loan	(6.23)
Free cash flow from rental operations	1.20	(i)
General and administrative expenses	(2.45)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.11)	(iii)
Gross real estate proceeds	38.55
Selling costs on real estate	(3.01)
Retention bonus plan for directors, officers and employees	(2.91)
Final liquidation and dissolution costs	(1.53)	(iv)
Other	(2.62)	(v)
Net Assets in Liquidation	$22.47	(vi)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.20.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.45).
(iii)

The Company is considering various options to maximize total value during the liquidation process. The Company estimates that it will incur approximately $1.11 million in costs over the liquidation period ending December 31, 2022 to obtain entitlements, inclusive of special permits that it believes will result in maximizing the values in the Flowerfield and Cortlandt Manor properties. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes.

(iv)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(v)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(2.62).
(vi)

The net assets in liquidation on June 30, 2021 would result in liquidating distributions of approximately $15.15 per common share ($22.47 million with 1,482,680 shares outstanding). The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values from the sales of the Flowerfield and Cortlandt Manor properties. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the liquidation process. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2021, which is discussed below:

Net assets in liquidation on January 1, 2021	$22,487,944
Changes in net assets in liquidation from January 1 through June 30, 2021:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	(19,063)
Total change in net assets in liquidation	$(19,063)
Net assets in liquidation on June 30, 2021	$22,468,881

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

We entered into a credit facility on March 21, 2018 which was amended and extended that provided up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. Pursuant to the terms of the loan, on April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. The Company no longer has access to the $800,000 unused balance.

On January 24, 2019, the Company secured a loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. As of January 28, 2021, the line is fully drawn. Pursuant to the terms of the loan, on May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000.

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

In August 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), received a commitment letter for a $4.95 million term loan (“Mortgage Loan”), a portion of the proceeds will be used to pay off the existing GSD Cortlandt debt facility of which $1,050,000 is outstanding. The term of the Mortgage Loan is five years with an option to extend an additional five years (“Extension Period”). Until the initial maturity date, the Mortgage Loan shall bear interest at an annual rate of interest equal at all times to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan shall adjust and be fixed for the Extension Period to an annual rate of interest equal at all times to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the extended term. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment shall be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided that the borrower shall pay to the bank with each such prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth an year of the Extension Period, one percent of the amount of such prepayment. There shall be no prepayment fee for any prepayment made during the sixty day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments shall be accompanied with accrued and unpaid interest through the date of prepayment. Notwithstanding the foregoing, in the event the premises are sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full shall be reduced by fifty percent.

The loan will be secured by the Cortlandt property located at 1985 Crompond Road (5.01 acres) and is expected to close in the third quarter of 2021.

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

As of June 30, 2021, the Company had cash and cash equivalents totaling approximately $2.41 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $2.41 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $38.55 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $22.47 million.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2021 were as follows:

●	Operating cashflows
$1,290,329 in rent and reimbursements.
($815,748) in operating costs.
($43,491) in capital expenditures.
●	($1,078,284) in corporate expenditures.
●	($109,675) of land entitlement costs incurred for the Cortlandt Manor property.
●	($274,627) of land entitlement costs incurred for the Flowerfield property.
●	$430,702 of net proceeds from the sale of real estate.
●	$1,069,966 of proceeds from the Company’s available debt facilities net of principal payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on June 30, 2021.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of June 30, 2021, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2020 Form 10-K filed with the Securities and Exchange Commission on April 13, 2021.

The following risk factors which appear in our 2020 Form 10-K are updated as follows:

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

Even if the Company is successful in securing approval of its subdivision application, there is a substantial risk that opponents of our subdivision plan, and other aspect of our entitlement efforts may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law & Rules, naming both the Town of Smithtown and the Company as defendants. Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful. Petitioners often seek a temporary restraining order, preliminary injunction or other form of stay of some or all of the challenged action, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, an Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Consequently, the commencement of an Article 78 proceeding with respect to an approval of our subdivision application and other aspect of our entitlement efforts could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds.

Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic.

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread domestically. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

The Coronavirus pandemic has affected and will likely for the foreseeable future affect our timelines for pursuing entitlements, selling our properties and making distributions. The pandemic may result in delays in necessary interactions with local authorities and ultimately delays in receiving approvals from such authorities due to limitations in employee resources or forced furlough of government employees.

The real estate market is expected to continue to be adversely affected which could negatively impact the timing of sales and the resulting value of our real estate. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could also have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of our properties.

Not-for-profit corporations and other tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital, which together account for approximately 40% ($888,000) of the Company’s projected annual rental revenues for 2021, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. Although the duration and full extent of this disruption cannot be predicted with any certainty, the impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants, including the Delta variant, the success of actions taken to contain or treat the coronavirus and reactions by consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact to COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

Finally, the Company’s ability to operate seamlessly and limit any adverse impact on our forecasted Net Asset Value will depend in part on whether any of its key employees is infected by the Coronavirus and becomes ill from COVID-19.

The Company continues to monitor the impacts of COVID-19 on our business operations. At this time, however, it is difficult to predict how long the potential operational impacts of COVID-19 will last or to what degree further disruption might impact the Company’s operations and financial results.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2021.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	Inline XBRL Instance (6)

101.SCH	Inline XBRL Taxonomy Extension Schema (6)

101.CAL	Inline XBRL Taxonomy Extension Calculation (6)

101.DEF	Inline XBRL Taxonomy Extension Definition (6)

101.LAB	Inline XBRL Taxonomy Extension Labels (6)

101.PRE	Inline XBRL Taxonomy Extension Presentation (6)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: August 6, 2021	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

     101.INS   Inline XBRL Instance (6)

     101.SCH  Inline XBRL Taxonomy Extension Schema (6)

     101.CAL  Inline XBRL Taxonomy Extension Calculation (6)

     101.DEF  Inline XBRL Taxonomy Extension Definition (6)

     101.LAB  Inline XBRL Taxonomy Extension Labels (6)

     101.PRE  Inline  XBRL Taxonomy Extension Presentation (6)

     104          Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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