Form 10-Q
period 2021-09-30
Gyrodyne, LLC
filed 2021-11-10
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 10, 2021, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020
(Liquidation Basis)

	September 30,	December 31,
	2021 (Unaudited)	2020
ASSETS:
Real estate held for sale	$38,550,000	$39,050,000
Cash and cash equivalents	6,024,268	1,632,231
Restricted cash	-	169,000
Rent receivable	34,626	21,849
Other receivables	30,313	34,751
Total Assets	$44,639,207	$40,907,831

LIABILITIES:
Accounts payable	$1,077,708	$893,183
Accrued liabilities	834,728	556,926
Deferred rent liability	175,504	15,283
Tenant security deposits payable	253,563	241,722
Loans payable	10,086,854	5,159,833
Estimated liquidation and operating costs net of estimated receipts	9,697,881	11,552,940
Total Liabilities	22,126,238	18,419,887
Net assets in liquidation	$22,512,969	$22,487,944

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2021

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2020		$22,487,944
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	25,025
Net increase in liquidation value		25,025
Net assets in liquidation, as of September 30, 2021		$22,512,969

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2021 (unaudited)

1.	The Company

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Company believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of September 30, 2021 and December 31, 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2021.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets in liquidation on September 30, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,512,969 and $22,487,944, or approximately $15.18 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $25,025 or $0.01 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to additional rental revenue, savings in general and administrative expenses and an increase in miscellaneous other income of approximately $362,000, $153,000 and $6,000, respectively, offset by additional interest expense and closing/prepayment fees on the loan that the Company secured in September 2021 (see Note 7) of approximately $117,000 and $266,000, respectively, and additional property operating expenses and selling costs of $91,745 and $20,737, respectively.

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

The Company estimates that it will incur approximately $998,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from October 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions.  During the nine months ended September 30, 2021, the Company incurred approximately $493,000 of land entitlement costs (of which certain of the Company’s service vendors agreed to defer approximately $166,000 until the first post subdivision property lot is sold), consisting predominantly of engineering fees, legal fees and real estate taxes.  The Company believes the remaining balance of $998,000 (approximately $170,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from October 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of September 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2021 ($22,512,969) and December 31, 2020 ($22,487,944) results in estimated distributions of approximately $15.18 and $15.17, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of September 30, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period of $9,697,881, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2021 through September 30, 2021 has been calculated as follows:

	January 1, 2021	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2021
Assets:
Estimated rents and reimbursements	$4,926,648	$(1,977,425)	$362,192	$3,311,415
Prepaid expenses and other assets	848,972	149,723	-	998,695
Liabilities:
Property operating costs	(3,061,404)	1,229,711	(91,745)	(1,923,438)
Common area capital expenditures	(460,638)	92,546	-	(368,092)
Land entitlement costs	(1,490,699)	492,672	-	(998,027)*
Corporate expenditures	(6,344,342)	1,773,509	(224,685)	(4,795,518)
Selling costs on real estate assets	(3,057,997)	69,298	(20,737)	(3,009,436)
Retention bonus payments to Directors, executives and employees**	(2,913,480)	-	-	(2,913,480)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,552,940)	$1,830,034	$25,025	$(9,697,881)

* The Company reached agreements with certain service vendors to defer payment of approximately $170,000 of the $998,000 until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

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

Terminated Contracts

Flowerfield -

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL ST. James, LLC, a Delaware limited liability company (“BSL”), that it is terminating the Purchase and Sale Agreement (originally dated August 27, 2019, the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000.  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

Cortlandt Manor -

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”)  that it is terminating the Purchase and Sale Agreement (the “SC Agreement”) (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) for a purchase price of $5,720,000.  The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

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

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The loan was paid in full and closed on September 15, 2021.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which was used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding.  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years.  The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy (70%) percent on the date the extension is exercised, or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1 on the date the extension is exercised. The borrower shall also be responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150.00, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt property located at 1985 Crompond Road (5.01 acres).

The total debt payable mature as follows:

Years Ending September 30,
2022	$269,636
2023	280,108
2024	290,987
2025	302,288
2026	314,028
Thereafter	8,629,807
Total	$10,086,854

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Current accounts payable	$200,501	$241,963	Accrued liabilities	$192,728	$188,554
Deferred accounts payable (a)	877,207	651,220	Deferred Compensation to Directors (b)	642,000	368,372
Total	$1,077,708	$893,183	Total	$834,728	$556,926

(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2021 and December 31, 2020. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the nine months ended September 30, 2021 rental income from the Company’s three largest tenants represented approximately 23%, 22% and 10% of total rental income. The three largest tenants by revenue as of September 30, 2021 consist of Stony Brook University Hospital located in the industrial park, the Westchester Medical Practice in the Cortlandt Manor Medical Center and Apex Gymnastics Athletics Inc. in the industrial park.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants.  In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting tenants that are not part of or affiliated with a major hospital which together comprise 39% of our expected 2021 rental revenue.  There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of September 30, 2021, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the nine months ended September 30, 2021.

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are not part of or affiliated with a major hospital, which in the aggregate account for approximately 39% ($859,000) of the Company’s projected annual rental revenues for 2021. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets.  We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions and the effectiveness of the COVID-19 vaccine program.  In addition, the pandemic has resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot.  The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisers are infected by the Coronavirus and become ill from COVID-19.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2020 and as amended in this Quarterly Report on Form 10-Q.

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

(a)The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the nine months ending September 30, 2021 of $13,627 and total commitments of up to $36,340.

During the nine-months ended September 30, 2021, the Company received rental revenue of $26,705 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2021.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2021 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

After giving effect to the Company’s dispositions of real property through September 30, 2021, the Company owns the following properties:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to maximize the returns for our shareholders.

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

We cannot give any assurance on the timing of the ultimate sale of all of the Company’s properties. Assuming the process of seeking entitlements and selling the assets is completed by December 31, 2022 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance at December 31, 2022 of approximately $22.51 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statement of Net Assets. Such cash would equate to future liquidating distributions of $15.18 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on September 30, 2021 and include some but not all the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

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

Properties Transactions

Flowerfield -

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL ST. James, LLC, a Delaware limited liability company (“BSL”), that it is terminating the Purchase and Sale Agreement (originally dated August 27, 2019, the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000.  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

Cortlandt Manor -

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) that it is terminating the Purchase and Sale Agreement (the “SC Agreement”) (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) for a purchase price of $5,720,000. The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of the Flowerfield and Cortlandt Manor properties. During the nine-months ended September 30, 2021, the Company incurred approximately $493,000 of land entitlement costs (of which certain of the Company’s service vendors agreed to defer approximately $166,000 until the first post subdivision property lot is sold), consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $998,000 in additional land entitlement costs through December 31, 2022 in pursuit of entitlements (approximately $358,000 in Cortlandt Manor and $640,000 in Flowerfield).

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

The entitlement costs for the nine-months ended September 30, 2021 associated with the ownership and development of this property were approximately $162,000.

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

In addition to the primary proposal noted above, an alternate mixed-use plan was submitted as part of the SEQRA process. The alternate mixed-use plan includes the following:

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing where the Company presented its subdivision plan of the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020, accordingly. The company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS in September 2020 and received final comments on October 16th, 2020.  The Company filed its Final FEIS in November 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021.  Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission.  On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination.  Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote.  On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is Not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). The Town of Smithtown will review the County determination and the Town Planning Board will issue a Findings Statement.  Preliminary Approval of the subdivision may occur simultaneously or shortly after the Findings Statement.  Following Preliminary Approval, the Company will pursue Final Subdivision approval.

The entitlement costs for the nine-months ended September 30, 2021 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $331,000.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first three quarters of 2021 and future periods.

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

●	Approximately 39% of the Company’s tenants (based on 2021 projected annual rental revenues) are from tenants that are not part of or affiliated with a major hospital.

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

●

On February 22, 2021, the working capital GSD Cortlandt loan was amended to remove the contingency of purchase agreements to be able to draw on the line. Consequently, the Company was not required to make a principal reduction under the credit facility and the remaining undrawn balance was available at the lender’s discretion. This loan was paid in full and closed on September 15, 2021.

●	On September 15, 2021, the Company secured a loan for $4.95 million. Part of the proceeds were used to payoff the existing working capital GSD Cortlandt loan.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $877,000 of land development fees and other professional fees incurred to date plus approximately $170,000 of forecasted land development fees and $68,000 in other professional fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2020 and as amended in this Report on Form 10-Q.

Transaction Summary for the Nine-Months Ended September 30, 2021

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2021.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000 (“Working Capital Line”), which closed on January 24, 2019.  The Working Capital Line included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”).  The Company amended and extended the Working Capital Line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converted to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan).  During the Permanent Phase, the Company pays interest at a fixed rate based on the Federal Home Loan Bank rate for a 7-year maturity as made available by the Federal Home Loan Bank of New York plus a margin of 200 basis points (2%) rounded up to the nearest 1/8 percent, but shall not be less than 3.85%, plus principal based on a 20-year amortization period.  Permanent Phase interest rate currently is 3.85%.

The Original and Working Capital Lines are secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The only significant financial covenant associated with the loan is a debt service ratio on GSD Flowerfield, LLC of 1.25 to 1, per latest modification. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 (the “Cortlandt Line”) which closed on July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the Cortlandt Line originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase and sale agreements for one or both Cortlandt Property lots.  On February 22, 2021, the Cortlandt line was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The Cortlandt Line was paid on full and closed on September 15, 2021.

The Cortlandt Line was secured by the Cortlandt property (13.8 acres) and cross collateralized by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which was used to pay off the Cortlandt Line of which $1,050,000 was outstanding.  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years.   The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy (70%) percent on the date the extension is exercised, or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1 on the date the extension is exercised. The borrower shall also be responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150.00, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt property located at 1985 Crompond Road (5.01 acres).

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $94,000 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

Leasing Activity. During the nine-months ended September 30, 2021, the Company executed seven new leases and eighteen renewals comprising approximately 6,900 and 33,000 square feet and annual revenue of approximately $83,000 and $821,000, respectively. There were also two expansions during the nine months ended September 30, 2021 comprising approximately 4,100 square feet and approximately $112,000 in annual revenue.

There was one termination during the nine-months ended September 30, 2021 comprising approximately 2,800 square feet and approximately $70,600 in annual revenue.

The Company incurred commission fees of approximately $19,000 relating to total rental revenue of approximately $209,000.

Disposition Activities. On April 26, 2021, the Company closed on the sale of its approximate 5.0 acres comprising of two parcels of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

Termination of Purchase Agreements.

Flowerfield -

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it is terminating the BSL Agreement (originally dated August 27, 2019) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.  Such earnest money deposit has been returned to BSL.

Cortlandt Manor -

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it is terminating the SC Agreement (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) for a purchase price of $5,720,000.  The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.  Such earnest money deposit has been returned to SC LLC.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on September 30, 2021 and December 31, 2020 would result in estimated liquidating distributions of $22,512,969 and $22,487,944, or approximately $15.18 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $25,025 or $0.01 per share is attributable to the change in the estimated liquidation and operating costs net of receipts, mainly due to additional rental revenue, savings in general and administrative expenses and an increase in miscellaneous other income of approximately $362,000, $153,000 and $6,000, respectively, offset by additional interest expense and closing/prepayment fees on the loan that the Company secured in September 2021 (see Note 7) of approximately $117,000 and $266,000, respectively, and additional property operating expenses and selling costs of $92,000 and $21,000, respectively.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2022, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2021 cash balance of $6.02 million (includes net proceeds from the new mortgage loan) plus adjustments for the following items which are estimated through December 31, 2022:

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

The Company estimates the net realizable value of its real estate assets by using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs as defined under FASB ASC Topic No. 820, Fair Value Measurement. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $998,000 (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from October 2021 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2022, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the nine-months ended September 30, 2021, the Company incurred approximately $493,000 of land entitlement  costs (of which certain of the Company’s service vendors agreed to defer approximately $166,000 until the first post subdivision property lot is sold), consisting primarily of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $998,000 (approximately $170,000 of which the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from October 2021 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation at September 30, 2021 ($22,512,969) results in estimated liquidating distributions of approximately $15.18 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2021 because the amount of such additional value is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2021 (dollars are in millions).

September 30, 2021 cash and cash equivalents balance	$6.02
Principal payments on loan	(10.09)
Free cash flow from rental operations	1.02	(i)
General and administrative expenses	(2.65)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.00)
Gross real estate proceeds	38.55
Selling costs on real estate	(3.01)
Retention bonus plan for directors, officers and employees	(2.91)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(1.89)	(iv)
Net Assets in Liquidation	$22.51

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.02.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.65).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(1.89).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then makes liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2021, which is discussed below:

Net assets in liquidation on January 1, 2021	$22,487,944
Changes in net assets in liquidation from January 1 through September 30, 2021:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	25,025
Total change in net assets in liquidation	$25,025
Net assets in liquidation on September 30, 2021	$22,512,969

Liquidity and Capital Resources

Cash Flows:

As we pursue our plan to sell our properties strategically, including certain enhancement efforts, we believe that a main focus of management is to effectively manage our net assets through cash flow management of our tenant leases, maintaining or improving occupancy, and enhancing the value of the Flowerfield and Cortlandt Manor properties via the pursuit of the associated change in entitlements.

As the Company executes on the liquidation plan, it will review its capital needs and make prudent distribution decisions regarding any excess cash. Upon completion of these activities, Gyrodyne will distribute the remaining cash to its shareholders and then proceed to complete the dissolution of the Company, delist its shares from Nasdaq or other exchange platform and terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”).  Gyrodyne is required to make adequate provisions to satisfy its known and unknown liabilities which could substantially delay or limit its ability to make future distributions to shareholders. The process of accounting for liabilities, including those that are currently unknown or whose amounts are uncertain may involve difficult valuation decisions which could adversely impact the amount or timing of any future distributions.

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

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The line was paid in full and closed on September 15, 2021.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which was used to pay off the existing GSD Cortlandt debt facility of which $1,050,000 was outstanding.  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy (70%) percent on the date the extension is exercised, or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1 on the date the extension is exercised. The borrower shall also be responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150.00, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt property located at 1985 Crompond Road (5.01 acres).

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

As of September 30, 2021, the Company had cash and cash equivalents totaling approximately $6.02 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $6.02 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $38.55 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $22.51 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2021 were as follows:

●	Operating cashflows
$1,977,425 in rent and reimbursements.
($1,229,711) in operating costs.
($92,546) in capital expenditures.
●	($1,362,775) in corporate expenditures.
●	($226,672) in interest expense.
●	($184,062) in non-recurring loan closing fees.
●	($492,672) of land entitlement costs.
●	$430,702 of net proceeds from the sale of real estate.
●	$4,927,021 of proceeds from the Company’s available debt facilities net of principal payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2021.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of September 30, 2021, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

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

The following risk factors which appear in our 2020 Form 10-K were updated in our Quarterly Report on 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 6, 2021, as follows:

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

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the new Delta variant of COVID-19, which appears to be the most transmissible variant to date, continues to spread domestically. The long-term impact of the pandemic on our liquidation plan cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, effectiveness of COVID-19 vaccines and responses by governmental bodies and regulators, including in particular those local authorities that preside over our entitlement process.

Although the Company’s ongoing operations have appeared to recover generally from the effects of the COVID-19 pandemic, the pandemic has resulted and may continue to result in delays in necessary interactions with local authorities and ultimately delays in receiving approvals from such authorities due to limitations in employee resources or forced furlough of government employees. Such effects will likely for the foreseeable future to continue to impact our timeline for pursuing entitlements, selling our properties and making distributions.

Also, the Company’s ability to operate seamlessly and limit any adverse impact on our forecasted Net Asset Value will depend in part on whether any of our key employees are infected by the Coronavirus and become ill from COVID-19.

As the impact of the COVID-19 pandemic on our efforts to secure entitlements evolves, the Company will continue to monitor the impact on the Company and respond appropriately. At this time, however, it is difficult to predict to what degree further disruption might impact the Company’s operations and financial results or how the potential strategic impacts of COVID-19 will affect our entitlement process.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2021.

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

GYRODYNE, LLC

Date: November 10, 2021	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	Inline XBRL Instance (6)

101.SCH	Inline XBRL Taxonomy Extension Schema (6)

101.CAL	Inline XBRL Taxonomy Extension Calculation (6)

101.DEF	Inline XBRL Taxonomy Extension Definition (6)

101.LAB	Inline XBRL Taxonomy Extension Labels (6)

101.PRE	Inline XBRL Taxonomy Extension Presentation (6)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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