Form 10-K
period 2021-12-31
Gyrodyne, LLC
filed 2022-03-30
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2021 was $8,367,947. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2022, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2021. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2021 and 2020 refer to our fiscal years ended or the dates, as the context requires, December 31, 2021 and December 31, 2020, respectively.

Item 1. Business.

Strategic Overview

Our corporate strategy is to pursue entitlements to increase the values of Cortlandt Manor and Flowerfield, our two remaining properties, so that they can be sold to one or more developers at higher prices and maximize value and distributions.  Gyrodyne intends to dissolve after we complete the disposition of our assets, apply the proceeds to settle debts and claims, and then pay liquidating distributions to our shareholders.

Gyrodyne filed subdivision applications in March 2017 with respect to Cortlandt Manor and Flowerfield.  The COVID-19 pandemic caused significant delays in the regulatory approval process, as state, county and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Various factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and climate change concerns. Nevertheless, we anticipate receiving preliminary approval of our subdivision applications for Flowerfield and Cortlandt Manor sometime in 2022 and then executing purchase agreements on such properties.

The Company intends to aggressively market its properties, negotiate contracts and complete their sale as soon as practicable.  The Company expects that such purchase agreements, however, will include both final subdivision approval and final unappealable site plan approval as conditions to closing.  Based on this and the aforementioned factors, the Company currently expects the timeline for the process to extend to year-end 2024, with the ultimate timing being largely dependent on factors outside the Company’s control.  Moreover, as we have previously disclosed, even if the Company is successful in securing approval of its subdivision applications, there is significant risk that opponents of our subdivision plans may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law & Rules, which could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system.

Although we believe that selling individual lots will maximize value, we are also pursuing prospective purchasers who may be willing to pay purchase prices for the entire undivided Flowerfield or Cortlandt Manor property, or for the entire Company itself, that the Company finds more attractive from a timing and value perspective.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2021 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s remaining assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through December 31, 2021, the Company owns the following properties:

●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, including the 34,000 square foot Cortlandt Medical Center; and
●

Flowerfield: 63 acres in St. James, New York, including a 14-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres of two parcels that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021.

Each of the Cortlandt Manor medical office park and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate/Distribute Proceeds and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize value and distributions. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, other strategies to maximize the returns for our shareholders.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we stated that our objective was to complete the process of property enhancement and subsequent sale of all our properties by December 31, 2022. We also stated, however, that we cannot give any assurance on such timing inasmuch as completing this process was dependent upon certain factors largely outside our control, such as the regulatory review processes of municipality planning boards and other governmental authorities, the vagaries of the market for developed and undeveloped commercial real estate and community opposition. Gyrodyne filed subdivision applications in March 2017 with respect to the Cortlandt Manor and Flowerfield properties. The COVID-19 pandemic has resulted in significant delays in the regulatory approval process, as state, county and local staff charged with processing the Company’s subdivision applications postponed activity as work-from-home transitions occurred. We anticipate receiving approval of our subdivision applications for both the Cortlandt Manor and Flowerfield properties sometime in 2022, and that we will generally be able to seek to identify purchasers for such properties and execute purchase agreements after subdivision approval is received.

The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing.  There are various factors that have impacted and may continue to impact the timeline to achieve the aforementioned approvals which include but are not limited to the backlog of land use applications at the town, county and state level and the continuing slower approval process which may in part be attributable to a combination of further regulatory delays resulting from the pandemic and climate change concerns.  Based on the aforementioned factors, the Company is extending the timeline to December 31, 2024.  The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.  Moreover, as we have previously disclosed, even if the Company is successful in securing approval of its subdivision applications, there is significant risk that opponents of our subdivision plans may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law & Rules, which could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system.  If such litigation is commenced, consummation of the sale of our properties could extend beyond 2024.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $23.03 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets.  Such cash would equate to future distributions of $15.53 per share based on Gyrodyne having 1,482,680 common shares outstanding.  These estimated distributions are based on values on December 31, 2021 and include some but not all of the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

The Consolidated Statements of Net Assets is based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the costs incurred to pursue the maximum value on Flowerfield and Cortlandt Manor through the entitlement efforts (including the pursuit of special permits) and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including proceeds received under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Transactions

Flowerfield

On April 26, 2021, the Company closed on the sale of approximately 5.0 acres comprising two parcels of vacant land which is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL ST. James, LLC, a Delaware limited liability company (“BSL”), that it was terminating the Purchase and Sale Agreement (originally dated August 27, 2019, the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000.  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

Cortlandt Manor

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) that it was terminating the Purchase and Sale Agreement (the “SC Agreement”) (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) for a purchase price of $5,720,000. The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of its Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2021, the Company incurred approximately $567,000 of land entitlement costs (approximately $179,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,368,000 in additional land entitlement costs (approximately $266,000 of which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2024 in pursuit of entitlements (approximately $431,000 in Cortlandt Manor and $937,000 in Flowerfield).

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

The entitlement costs for the year ended December 31, 2021 associated with the ownership and development of this property were approximately $176,000.

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

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and is in the process of reviewing the public comments and preparing the Final GEIS. The Final GEIS reflects the Cortlandt Manor property’s proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space (together with an Alternate Mixed-Use Plan). It is anticipated that the Final GEIS will be accepted by the Town Board with SEQR completed in the Summer of 2022. The Town Board is anticipated to adopt a MOD designation for the property at the same time, with subdivision approval granted by the Town Planning Board occurring in the third quarter of 2022. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 to include a public scoping process. The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. In May 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on September 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments in June 2020, the Company filed its FEIS in September 2020 and received final comments on October 16th, 2020. The Company filed its Final FEIS in November 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021.  Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission.  On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). The Company anticipates that the Smithtown Planning Board will adopt the Findings Statement by resolution, closing SEQR the end of March 2022, and will hold a public hearing for the approval of the Preliminary Subdivision at the same meeting.  Approval of the Preliminary Subdivision may occur at that meeting, or the hearing can be kept open, and approval can be granted at a subsequent meeting of the Planning Board.  Following the Preliminary Subdivision approval, the Company will pursue Final Subdivision approval, expected 3Q or 4Q of 2022.

The entitlement costs for the year ended December 31, 2021 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $391,000.

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

Health Care Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company’s previous expansion of its leasing relationship with Stony Brook University, Stony Brook University Hospital and affiliates of Stony Brook University Hospital at our Flowerfield property increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 63-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2021, there were 36 tenants, including two tenants under month-to-month commitments, comprising 40 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2021 is approximately $1,539,000 which included month-to-month annualized base rent of approximately $39,000 on 5,780 square feet. The occupancy rate was 83% as of December 31, 2021.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 33,871 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The property consists of six office buildings. As of December 31, 2021, there were three tenants, comprising four leases. The annual base rent based on the rates in effect as of December 2021, is approximately $804,000. The property was 77% occupied as of December 31, 2021.

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

The spread of COVID-19 is has had a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” have affected the operations of our tenants, as non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 40% of the Company’s tenants (based on 2022 projected annual revenues) are not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with Stony Brook University (“SBU”) or SBU Hospital.

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Omicron and possible other variants, or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural, vaccination or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of national and regional economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

●

On February 22, 2021, the working capital GSD Cortlandt loan was amended to remove the purchase agreement condition for drawing down on the line. Consequently, the Company was not required to make a principal reduction under the credit facility and the remaining undrawn balance was available at the lender’s discretion. This loan was paid in full and closed on September 15, 2021.

●	On September 15, 2021, the Company secured a loan for $4.95 million. Part of the proceeds were used to pay-off the existing working capital GSD Cortlandt loan.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $909,000 of land development fees and other professional fees incurred to date plus approximately $266,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5%. As of December 31, 2021, directors have deferred $722,694 (inclusive of interest) and have committed to an additional $330,000, plus interest, through 2022.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its net asset value, will depend on current and future developments, including governmental, regulatory and private sector actions and responses, actions taken to contain or prevent further spread, and actions taken in an effort to recover economically, each of which are highly uncertain and cannot be predicted. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisors are infected by the Coronavirus and become ill from COVID-19.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see Part I, Item 1A, “Risk Factors” - Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic”.

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

Extending Lease Maturities. We seek to extend leases at the Flowerfield Industrial Park in advance of expirations to achieve high occupancy levels. We are seeking to convert the Cortlandt Manor leases to long-term leases with a landlord option to terminate the lease early contingent on the new 100,000 square foot medical office buildings’ completion date. The strategy will improve the value of the operating lot (Lot 2) as it will allow Gyrodyne to market lot one using a lower market-based cap rate plus a premium for development rights.

Financing Strategy

The Company believes it is currently capitalized with adequate cash levels, including proceeds from its credit facilities, to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders. The Company focuses its available capital to operate the Company and pursue the entitlements strategy.

We finance our operations through cash on hand, including proceeds from the Company’s credit facilities. Certain of the Company’s major vendors (including land development vendors) have agreed to defer payment on 50% of their fees until the subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

We entered into a credit facility on March 21, 2018 which was amended and extended that provided up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. Pursuant to the terms of the loan, on April 30, 2021, the loan converted to the permanent phase with an outstanding principal balance of $2,200,000. The Company no longer has access to the $800,000 unused balance. The loan matures on April 30, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

On January 24, 2019, the Company secured a loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. As of January 28, 2021, the line is fully drawn. Pursuant to the terms of the loan, on May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. The loan matures on May 20, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Manor property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The line was paid in full and closed on September 15, 2021.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which were used to pay off the existing GSD Cortlandt debt facility of which $1,050,000 was outstanding.  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will be the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

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

Major Tenants

For the year ended December 31, 2021, rental income from the Company’s three largest tenants represented approximately 23%, 22% and 10%, respectively, of total rental income.

The three largest tenants by revenue as of December 31, 2021, consist of Stony Brook University Hospital, located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and a tenant in the industrial park that previously expanded its space.

For the year ended December 31, 2020, rental income from the Company’s three largest tenants represented approximately 24%, 21% and 9%, respectively, of total rental income.

The three largest tenants by revenue as of December 31, 2020, consist of Stony Brook University Hospital, located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

Fiscal Year 2021 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2021.

Disposition Activity.

Flowerfield - On April 26, 2021, the Company closed on the sale of its approximate 5.0 acres comprising of two parcels of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

Termination of Purchase Agreements.

Flowerfield - On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it was terminating the BSL Agreement (originally dated August 27, 2019) for the sale of a 9.0-acre parcel of vacant land (the “BSL Agreement Property”) in the Flowerfield complex in Smithtown, New York for $16,800,000 to BSL St. James LLC, a Delaware limited liability company (“BSL”).  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.  Such earnest money deposit has been returned to BSL.

Cortlandt Manor - On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it was terminating the SC Agreement (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) to Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) for a purchase price of $5,720,000.  The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.  Such earnest money deposit has been returned to SC LLC.

Leasing Activity.

During 2021, the Company signed ten new leases comprising 9,232 square feet, annual base rent of approximately $141,000 and total lease commitments of approximately $363,000, excluding tenant reimbursements, at an average rate per square foot of $15.26, which were offset by one termination comprising 2,767 square feet, approximately $70,600 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $25.50. The net impact was an increase in annual lease commitments and rented square footage of approximately $70,334 and 6,465 square feet, respectively. A total of 20 lease renewals were signed during 2021 comprising approximately 34,900 square feet, $842,600 in annual revenue and $3,043,800 in total commitments. There were no incentives, lease concessions in the form of rent abatements. Commissions paid during the year ended 2021 were approximately $21,600.

Financing Activity.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan, the proceeds of which was used to pay off the Cortlandt Line of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years. See, “Business—Financing Strategy”, above, for more detailed disclosure.

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018 and incorporated herein by reference. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021 and 2022.

Subsequent Business Events

Board of Directors.  On March 26, 2022, Elliot Levine notified the Company that in connection with the combination of Levine & Seltzer LLP, of which Mr. Levine is a partner, and Weaver and Tidwell, LLP, Mr. Levine agreed to resign from the board of directors of any U.S. public company on which he serves, and that accordingly he intended to resign from the Board of Directors of Gyrodyne.  On March 27, 2022, the Board of Directors agreed to reduce the number of seats on the Board from six to five, subject to and effective upon receiving formal confirmation from Mr. Levine of his resignation from the Board.  On March 29, 2022, Mr. Levine delivered written confirmation to the Company that he has resigned from the Board, effective March 28, 2022. Mr. Levine’s decision to resign from the Board was not the result of any disagreement with the Company.

Leasing Activity.  Subsequent to December 31, 2021, the Company signed one new lease and three lease extensions comprising approximately 11,000 square feet, $126,000 in annual revenue and $572,000 in total lease commitments.

Employees

As of December 31, 2021 and 2020 we had 4 employees.

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

The process of seeking required entitlements, permits and approvals is sometimes delayed or prevented due to community opposition and adverse publicity from neighboring property owners, members of the general public or non-governmental organizations, or other third parties and other factors beyond our control.  The Company’s efforts to seek entitlements, permits or other approvals have been the subject of protests by civic groups asserting environmental, traffic and congestion issues as well as adverse impact to the historic nature of the area.  Such community opposition could lead to the delay and denial of entitlements, permits or other approvals essential to our efforts to increase the value of our properties or to the imposition of restrictive conditions with which it is not practicable or feasible to comply and could impact our ability to enhance the value of our properties.

Even if the Company is successful in securing approval of its subdivision application, there is a substantial risk that opponents of our subdivision plan, and other aspect of our entitlement efforts may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law and Rules.  Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful.  Petitioners often seek a temporary restraining order, preliminary injunction or other form of stay of some or all of the challenged action, and the government sometimes agrees to delay implementation until legal challenges are resolved.  Although Article 78 proceedings take place on an expediated timeline and generally without discovery, an Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system.  Consequently, the commencement of an Article 78 proceeding with respect to an approval of our subdivision application and other aspect of our entitlement efforts could result in a further extension of the Company’s timeline for completing the process of ensuring entitlements, selling our properties and distributing net proceeds.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2021 is $23.03 million or $15.53 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and subsequent sale of all our properties by December 31, 2024. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete pre-development value enhancement and subsequent sale of assets could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and asset sale objectives.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation.  Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan and liquidating costs, total $12,845,239.  The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

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

As of December 31, 2021, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to its remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2024.

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

The Coronavirus pandemic has affected and will likely for the foreseeable future affect the markets in which our tenants operate and otherwise impact our facilities, which will adversely impact the businesses of our tenants and, in turn, our business, financial condition, results of operations and our ability to pay distributions. Not-for-profit corporations and tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital, which together account for approximately 40% ($966,000) of the Company’s projected annual rental revenues for 2022, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 28% of our annual rental revenue for 2022.

The largest medical tenant in the Cortlandt Manor Medical Center represents 12% of our total rentable square feet as of December 31, 2021. The annual rent from such tenant is expected to represent approximately 26% of our annual rental revenue for 2022.

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

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business. Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. For example, on March 21, 2022 the Securities and Exchange Commission proposed new rules that would require registrants to provide information on greenhouse-gas emissions and risks related to climate change in their registration statements and annual reports. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic.

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the new Omicron variant of COVID-19, which appears to be the most transmissible variant to date, continues to spread domestically. The long-term impact of the pandemic on our liquidation plan cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, effectiveness of COVID-19 vaccines and responses by governmental bodies and regulators, including in particular those local authorities that preside over our entitlement process.

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

Approximately 34,000 square feet of our rentable space and approximately 32% of our gross revenues for 2021 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 21% of our overall rentable space.  The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $678,000 in annual rental revenue.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018 and which loan matures on April 30, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan with the Original Line bank for up to $3,000,000 (“Working Capital Line”), which closed on January 24, 2019. The Working Capital Line included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the Working Capital Line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converted to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan). On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. The loan matures on May 20, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

The Original and Working Capital Lines are secured by 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. The loan contains a financial covenant which requires the Company to maintain a debt service ratio on GSD Flowerfield, LLC of 1.25 to 1, per latest modification. The Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loan following the completion of its subdivision so that the loans are secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”).  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%) on the date the extension is exercised, or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1 on the date the extension is exercised.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

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

Real Estate Investments

The Company owns a 63-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,421 square feet of rental space and is approximately 83% occupied by 36 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 33,871 square feet of rental space and is currently 77% occupied by 3 tenants.

During 2021 and 2020, land entitlement costs incurred were approximately $567,000 and $1,014,000, respectively. The Company continues to believe the pursuit of entitlements will maximize the value of our properties and the estimated distributions.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value.  The net realizable value on December 31, 2021 is estimated to be $42,545,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts in Flowerfield and Cortlandt Manor.

The average age of the buildings on our properties is approximately 61 years at Flowerfield and 31 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

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

The following table sets forth certain information as of December 31, 2021 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,421	83%	$1,538,600	$14.62	36	2
Cortlandt Medical Center	33,871	77%	$803,800	$30.86	3	2
All Locations	161,292	81%	$2,342,400	$17.84	39	3

The following table sets forth scheduled lease expirations on the properties as of December 31, 2021:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2022	19	32,000	$551,000	23.93%
2023	10	14,000	178,000	7.74%
2024	4	4,000	47,000	2.05%
2025	3	29,000	581,000	25.21%
2026	7	31,000	775,000	33.66%
Thereafter	1	17,000	171,000	7.41%

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2021, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Title of Class	Number of Holders of Record as of February 28, 2022
Common shares of limited liability interests	428

The Company’s strategy has been to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices than otherwise possible, thereby maximizing distributions to our shareholders during the process of seeking entitlements and selling assets and then dissolving the Company. The value of the real estate reported in the Statement of Net Assets as of December 31, 2021 (predicated on current asset values), includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares.

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

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2021, there were no equity compensation plans under which securities of the Company were authorized for issuance.

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

As of December 31, 2021, the consolidated portfolio consisted of two developed properties, consisting of 10 buildings with an aggregate of 161,292 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to enhance the value of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of enhancing the value of our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2021, our properties were 81% leased to 39 tenants. As of December 31, 2020, our properties were 75% leased to 32 tenants.

Our leasing strategy for 2022 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2022 and identifying new tenants or existing tenants seeking additional space.

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

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place on December 31, 2021. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2022	19	32,000	$551,000	23.93%
2023	10	14,000	178,000	7.74%
2024	4	4,000	47,000	2.05%
2025	3	29,000	581,000	25.21%
2026	7	31,000	775,000	33.66%
Thereafter	1	17,000	171,000	7.41%

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

During 2021, the Company did not incur any leasing fees. Commissions paid on new leases were approximately $21,600 for revenue commitments of approximately $382,400 with leases ranging from one to five years. The Company has approximately 24% of its annual leasing revenue up for renewal in 2022, which compares unfavorably to 20% of leases up for renewal in 2021. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2021.

Critical Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, current contracts, estimates and other indications of sales value (predicated on current values).  All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statements of net assets.  These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation.  The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2024.

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties at higher prices (than those achievable under their current entitlements) and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we stated that our objective was to complete the process of property enhancement and subsequent sale of all our properties by December 31, 2022. We also stated, however, that we cannot give any assurance on such timing inasmuch as completing this process was dependent upon certain factors largely outside our control, such as the regulatory review processes of municipality planning boards and other governmental authorities, the vagaries of the market for developed and undeveloped commercial real estate and community opposition. Gyrodyne filed subdivision applications in March 2017 with respect to the Cortlandt Manor and Flowerfield properties. The COVID-19 pandemic has resulted in significant delays in the regulatory approval process, as state, county and local staff charged with processing the Company’s subdivision applications postponed activity as work-from-home transitions occurred. We anticipate receiving approval of our subdivision applications for both the Cortlandt Manor and Flowerfield properties sometime in 2022, and that we will generally be able to seek to identify purchasers for such properties and execute purchase agreements after subdivision approval is received.

The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing.  There are various factors that have impacted and may continue to impact the timeline to achieve the aforementioned approvals which include but are not limited to the backlog of land use applications at the town, county and state level and the continuing slower approval process which may in part be attributable to a combination of further regulatory delays resulting from the pandemic and climate change concerns.  Based on the aforementioned factors, the Company is extending the timeline to December 31, 2024.  The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.  Moreover, as we have previously disclosed, even if the Company is successful in securing approval of its subdivision applications, there is significant risk that opponents of our subdivision plans may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law & Rules, which could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system.  If such litigation is commenced, consummation of the sale of our properties could extend beyond 2024.

Consequently, the Company expects the process of pursuing entitlements, density, sales, liquidation and dissolution could extend through December 31, 2024 with the ultimate timing dependent and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Nevertheless, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2024. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation on December 31, 2021 and 2020 would result in estimated distributions of $23,027,770 and $22,487,944, or approximately $15.53 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $539,826 or $0.36 per share is mainly attributable to the increase in the estimated liquidation value of the real estate, due to the current status of entitlement uses and market conditions offset by the extension of the liquidation period and an increase in estimated selling costs and estimated retention bonus.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2021 cash balance of $5.67 million (includes net proceeds from the new Mortgage Loan) plus adjustments for the following items which are estimated through December 31, 2024:

1.

The estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at their estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability coverage including post liquidation tail policy coverage, and financial and legal fees to complete the liquidation.

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts.
6.	Principal payments on the Company’s credit facilities.

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

The Company estimates that it will incur approximately $1.37 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the year ended December 31, 2021, the Company incurred approximately $567,000 of land entitlement costs (approximately $179,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.37 million (approximately $266,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2022 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation on December 31, 2021 ($23,027,770) and 2020 ($22,487,944) results in estimated distributions of approximately $15.53 and $15.17, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current assets values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts.  Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2021 because the amount of such additional value is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs and expenses to be incurred during the period required to complete the plan of liquidation.  There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2021 (dollars are in millions).

December 31, 2021 cash and cash equivalents balance	$5.67
Principal payments on loan	(10.03)
Free cash flow from rental operations	2.94	(i)
General and administrative expenses	(6.06)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.37)
Gross real estate proceeds	42.55
Selling costs on real estate	(3.22)
Retention bonus plan for directors, officers and employees	(3.28)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(2.64)	(iv)
Net Assets	$23.03

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.94.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($6.06).

(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($2.64).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2021 and 2020, respectively, all of which is discussed below:

Net assets on January 1, 2020	$31,369,636
Changes in net assets from January 1 through December 31, 2020:
Remeasurement of assets and liabilities	338,307	(a)
Change in value of real estate	(9,220,000)
Total change in net assets	(8,881,693)
Net assets on December 31, 2020	22,487,944
Changes in net assets for the year ended December 31, 2021
Remeasurement of assets and liabilities	(3,455,174	)(b)
Change in value of real estate	3,995,000
Total change in net assets	539,826
Net assets on December 31, 2021	$23,027,770

(a) The decrease in net assets in liquidation during 2020 was the result of the one-year extension in timeline offset by the decrease in selling costs and retention bonus payments due to the decrease in real estate value. Based on the estimated real estate value of the Cortlandt property, the combined sales of the two Cortlandt lots will not exceed the adjusted floor under the retention bonus plan and therefore the above table only reflects the projected bonus on the Flowerfield property.

(b)The increase in net assets in liquidation during 2021 was the result of an increase in real estate value offset by the two-year extension in timeline and an increase in selling costs and retention bonus payments (both of which are due to the increase in real estate value).

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

We finance our operations through cash on hand, including proceeds from the credit facilities that are fully drawn upon. Certain of the Company’s major vendors (including land development vendors) have agreed to defer payment on 50% of their fees until the subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

We entered into a credit facility on March 21, 2018 which was amended and extended that will provide up to $3.0 million in financing for tenant improvements (the “Original Line”). The Company has drawn down approximately $2.2 million for tenant and associated common area improvements. Pursuant to the terms of the loan, on April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. The Company no longer has access to the $800,000 unused balance. The loan matures on April 30, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

On January 24, 2019, the Company secured a second loan evidenced by a secured non-revolving business line of credit and promissory note with the Original Line bank for up to $3,000,000 to provide access to additional working capital to fund entitlements and operations through final liquidation. As of January 28, 2021, the line is fully drawn. Pursuant to the terms of the loan, on May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. The loan matures on May 20, 2028. The Company is paying interest at a fixed rate of 3.85% plus principal based on a 20-year amortization period.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed om July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Manor property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The line was paid in full and closed on September 15, 2021.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which was used to pay off the existing GSD Cortlandt debt facility of which $1,050,000 was outstanding.  The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”).  Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period.  The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%) on the date the extension is exercised, or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1 on the date the extension is exercised. The borrower shall also be responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

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

As of December 31, 2021, the Company had cash and cash equivalents totaling approximately $5.67 million.  The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution.  The $5.67 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties.  The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to maximize the returns for our shareholders.  The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $42.5 million.  Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $23.03 million.

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

Major elements of the Company’s cashflows for the year ended December 31, 2021 were as follows:

Operating Cashflows:

●	$2,656,374 in rent and reimbursements.
●	($1,628,665) in operating costs.
●	$1,027,709 in net operating income.

Nonoperating Cashflows:

●	$4,868,689 in loan proceeds.
●	$430,702 in proceeds from the sale of real estate.
●	($176,136) of land entitlement costs incurred for the Cortlandt Manor property.
●	($391,279) of land entitlement costs incurred for the Flowerfield property.
●	($113,540) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,156,888) of corporate expenditures including interest expense.
●	($185,643) of costs incurred to secure non-revolving credit line.
●	$169,000 in restricted cash.
●	$565,626 in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2020 were as follows:

Operating Cashflows:

●	$2,432,540 in rent and reimbursements.
●	($1,506,037) in operating costs.
●	$926,503 in net operating income.

Nonoperating Cashflows:

●	$1,379,765 in loan proceeds.
●	$86,100 Paycheck Protection loan forgiveness.
●	($200,093) of land entitlement costs incurred for the Cortlandt Manor property.
●	($813,873) of land entitlement costs incurred for the Flowerfield property.
●	($13,495) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,101,198) of corporate expenditures including interest expense.
●	($124,880) of costs incurred to secure non-revolving credit line.
●	($169,000) in restricted cash.
●	$449,197 in changes in working capital,

Dispositions:

Flowerfield - On April 26, 2021, the Company closed on the sale of its approximate 5.0 acres comprising of two parcels of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

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

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL that it was terminating the BSL Agreement. The BSL Termination Notice referenced the foregoing termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement.

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

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from SC, LLC that it was terminating the SC Agreement. The SC Termination Notice referenced the foregoing termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement.

The Company has made applications to the Town of Cortlandt (the “Town”) for a zoning amendment to rezone the entire Cortlandt Manor property (owned by the Cortlandt Subsidiaries) into a Town Medical Oriented District (an “MOD) and to seek approval for a unified site plan. The Company’s original site plan at the time of executing the SC Agreement sought to subdivide its entire Cortlandt Manor property into three parcels for the development of (i) a medical office building with retail, (ii) a multi-family residential housing project and (iii) an open space, passive recreation parcel. The SC Agreement Property, which was the subject of the SC Agreement, is on the subdivision parcel in the original site plan for medical office building with ancillary retail space, but not on the multi-family residential housing parcel or the open space, passive recreation parcel.

In response to extensive public comments received during the Cortlandt Manor public hearing process and input from the Cortlandt Manor Town Board, the Company amended the site plan and subdivision application with the Town to reflect a two-lot subdivision comprising a combined total of 184,600 square feet of medical office space and 1,500 square feet of retail space. The Company believes that the Town Board is expected to adopt an MOD designation for the Company’s Cortlandt Manor property (inclusive of the two-lot subdivision and conceptual site plan approval) in early 2022.

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

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” have affected the operations of our tenants, as non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 40% of the Company’s tenants (based on 2022 projected annual revenues) are not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital.

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Omicrom and possible other variants, or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

●

On February 22, 2021, the working capital GSD Cortlandt loan was amended to remove the purchase agreement condition for drawing down on the line. Consequently, the Company was not required to make a principal reduction under the credit facility and the remaining undrawn balance was available at the lender’s discretion. This loan was paid in full and closed on September 15, 2021.

●	On September 15, 2021, the Company secured a loan for $4.95 million. Part of the proceeds were used to payoff the existing working capital GSD Cortlandt loan.

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $909,000 of land development fees and other professional fees incurred to date plus approximately $266,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5%.

The extent of the impact of COVID-19 on the Company's operational and financial performance and ultimately its net asset value, will depend on current and future developments, including governmental, regulatory and private sector actions and responses, actions taken to contain or prevent further spread, and actions taken in an effort to recover economically, each of which are highly uncertain and cannot be predicted. The Company’s ability to operate seamlessly and limit any adverse impact on its forecasted net asset value will also depend, in part, on whether any of its key employees or key advisors are infected by the Coronavirus and become ill from COVID-19.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see Part I, Item 1A, “Risk Factors – Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic”.

Healthcare:

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company previously expanded its leasing relationship with Stony Brook University, Stony Brook University Hospital and affiliates of Stony Brook University Hospital at our Flowerfield property which increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm (PCAOB ID 23)

(2) Consolidated Statements of Net Assets as of December 31, 2021 and 2020 (liquidation basis)

(3) Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021 and 2020 (liquidation basis)

(4) Notes to Consolidated Financial Statements

(5) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness discussed below under “Internal Control over Financial Reporting”,  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 because of the identification by our auditors of a material weakness related to the accounting of the Company’s estimated value of the real estate held for sale.  Notwithstanding the material weakness that existed at December 31, 2021, however, the Chief Executive and Chief Financial Officer of the Company has concluded that the financial statements included in this Report present fairly, in all material respects, the Statement of Net Assets and the Statement of Changes in Net Assets of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

Management and the Board of Directors are committed to the continued improvement of the Company's overall system of internal control over financial reporting.  To remediate the aforementioned material weakness, we have determined to adopt a remediation plan consisting of additional processes, controls and procedures relating to the preparation and review of the Company’s estimated real estate value calculation.  The Company is continuing to implement remedial measures to improve and develop internal controls, processes and procedures in the estimated real estate value calculation process in order to address the material weakness.  The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 26, 2022, Elliot Levine notified the Company that in connection with the combination of Levine & Seltzer LLP, of which Mr. Levine is a partner, and Weaver and Tidwell, LLP, Mr. Levine agreed to resign from the board of directors of any U.S. public company on which he serves, and that accordingly he intended to resign from the Board of Directors of Gyrodyne.  On March 27, 2022, the Board of Directors agreed to reduce the number of seats on the Board from six to five, subject to and effective upon receiving formal confirmation from Mr. Levine of his resignation from the Board.  On March 29, 2022, Mr. Levine delivered written confirmation to the Company that he has resigned from the Board, effective March 28, 2022.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2022 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	56	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	76	2015	1997	2022
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	68	2015	2004	2024
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	59	2015	2003	2024
Director of the Company

Philip F. Palmedo	87	2015	1996	2023
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	62	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	63	2015	2006	2023
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	67	2015	2002	2022
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 56, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 76, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 68, was appointed to the Board in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February 1978.  Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 30 years as senior member of Levine & Seltzer.  The Board concluded that Mr. Levine should serve as a director of the Company because of his 41 years of experience as a certified public accountant and in the real estate industry and field of taxation.  Mr. Levine resigned as a director and as a member of the Audit Committee, effective March 28, 2022.

Ronald J. Macklin, age 59, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 87, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005 and is currently a member of its Audit Committee. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He also served as a trustee for the Stony Brook Foundation and is currently on the Planning Board for the Village of Head of the Harbor. Mr. Palmedo received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 62, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 19 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 63, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 67, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2021 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2021 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2021.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which until March 28, 2022 consisted of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board had previously determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 30 years. In addition, Mr. Levine has 12.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.  Mr. Levine resigned as a director and as a member of the Audit Committee, effective March 28, 2022.  The Board intends to appoint another director to replace Mr. Levine on the Audit Committee.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2021	250,000	-	-	-	-	-	-	250,000
President, CEO, CFO and Treasurer	2020	250,000	-	-	-	-	-	-	250,000

Peter Pitsiokos	2021	200,000	-	-	-	-	-	-	200,000
COO and Secretary	2020	200,000	-	-	-	-	-	-	200,000

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

(b)         Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2021, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

There were no payments made under the Plan during the twelve months ended December 31, 2021 and 2020.

2021 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2021:

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

Deferred Compensation Plan. On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which is attached hereto as Exhibit 10.12. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2021, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of February 28, 2022, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (10)
Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	272,388 (2)	18.4

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	134,102 (3)	9.0

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	113,557(4)	7.7

Towerview LLC. 460 Park Avenue New York, NY 10022	101,500 (5)	6.8

MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	80,850(6)	5.5

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259(7)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	16,677(8)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	3,866	*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	862	*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381	*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

All executive officers and Directors as a group (8 persons)	60,045	4.0(9)

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power. Except as indicated, the beneficial owner has not pledged as security, or has any rights to acquire beneficial ownership of, any securities of the Company.

(2) On December 21, 2021, Gamco Investors Inc. filed a Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 272,388 common shares. Power to dispose of and vote securities resides with Mario Gabelli, Douglas Jamieson and Kevin Handwerker. Each reporting person has the shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 272,388 common shares. The Schedule 13D was filed by David Goldman, Douglas Jamieson and Peter Goldstein.

(3) On February 11, 2022, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 134,102 common shares. The Schedule 13G was filed by Gregory Pottle.

(4) On August 20, 2020, Neil Subin filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 113,557 common shares.

(5) On January 12, 2022, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 101,500 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(6) On February 14, 2019, MFP Investors LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 80,850 common shares. The Schedule 13G/A was filed by Michael Price.

(7) Includes 4,368 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 32,891 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(8) Does not include his wife’s ownership of 4,125 shares in which he denies any beneficial interest.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of February 28,2022.

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

(a)In February 2019, the Company amended the square footage under the master lease with the not-for-profit organization originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment are $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the year ended December 31, 2021 of $18,170 and total commitments of up to $36,340.  Nevertheless, the Company believes the economics of the lease are justified because the tenant, a major fine art studio, is a cultural asset that the Company believes has (i) made the Flowerfield light-industrial campus more attractive and contributed to tenant retention and recruitment, and (ii) produced positive press in local media and helped generate goodwill in the surrounding communities at a time when the Company is dealing with some community opposition to its property enhancement efforts.

During the twelve months ended December 31, 2021 and 2020, the Company received rental revenue of $35,607 and $35,607, respectively.

In March 2022, a Consolidated Lease Agreement was signed between the Company and the not-for-profit organization that extended the lease to December 2027.  It also changed some terms of the original leases including rent on the master lease suite, 3% escalators and agreements on work to be done by the Company and the tenant. The signed Consolidated Lease Agreement reflects a below market lease of $8,829 annually and $44,144 during the extended period.  A summary of the additional rent under the new arrangement is as follows:

Term	Square Feet	Total Additional Commitment
April 2022-Dec 2022	1,817	$11,583
Jan 2023-Dec 2027	6,006	279,169
Total	6,006	$290,752

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The members of the Board are independent directors as defined by the listing requirements of the Nasdaq Stock Market. Such independent directors are Messrs. Lamb, Macklin, Palmedo, Salour and Smith. The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	Fiscal December 31, 2021	Fiscal December 31, 2020
Audit Fees (1)	$76,750	$101,750
Audit-Related Fees (2)	8,160	11,799
Tax Fees (3)	37,395	40,696
Total Fees	$122,305	$154,245

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2021 and 2020, respectively.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2021 and 2020 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2021 and 2020, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (6)

10.5	Retention Bonus Plan (7)

10.6	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (8)

10.7	Amended and Restated Retention Bonus Plan (9)

10.8	Amendment No. 2 to Retention Bonus Plan (8)

10.9	Amendment No. 3 to Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Board Advisor Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.12	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.13	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.14	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.15	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.16	Notice of Termination from Sound Cortlandt, LLC (14)

10.17	Notice of Termination from BSL St. James LLC (14)

21.1	List of all subsidiaries (2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS**Inline XBRL Instance

101.SCH**Inline XBRL Taxonomy Extension Schema

101.CAL**Inline XBRL Taxonomy Extension Calculation

101.DEF**Inline XBRL Taxonomy Extension Definition

101.LAB**Inline XBRL Taxonomy Extension Labels

101.PRE**Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, Annex F, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

(14)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on April 13, 2021.

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: March 30, 2022

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2022

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2022

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2022

Exhibit Index

3.1	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (1)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (6)

10.5	Retention Bonus Plan (7)

10.6	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (8)

10.7	Amended and Restated Retention Bonus Plan (9)

10.8	Amendment No. 2 to Retention Bonus Plan (8)

10.9	Amendment No. 3 to Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.12	Amendment No. 1 dated as of November 24, 2017 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.13	Amendment No. 2 dated as of December 31, 2019 to Board Adviser Agreement dated as of May 24, 2016 with Jad Fakhry (12)

10.14	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (13)

10.15	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.16	Notice of Termination from Sound Cortlandt LLC (14)

10.17	Notice of Termination from BSL St. James LLC (14)

21.1	List of all subsidiaries. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS**Inline XBRL Instance

101.SCH**Inline XBRL Taxonomy Extension Schema

101.CAL**Inline XBRL Taxonomy Extension Calculation

101.DEF**Inline XBRL Taxonomy Extension Definition

101.LAB**Inline XBRL Taxonomy Extension Labels

101.PRE**Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Amendment No. 2 to Form S-4, filed with the Securities and Exchange Commission on June 17, 2014.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(9)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 30, 2019.

(14)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on April 13, 2021.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

GYRODYNE, LLC
AND SUBSIDIARIES

Contents
Years Ended December 31, 2021 and 2020	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2021 and 2020 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021 and 2020 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2021 and 2020, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidation Value of Real Estate Assets - Refer to Notes 2, 3, 7 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company presents its financial statements under the liquidation basis of accounting and, accordingly, presents its real estate assets at their liquidation value at each reporting period.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included, among other things, the following:

●

We obtained an understanding and evaluated the design and implementation of the controls over management’s evaluation of the key estimates and assumptions used in the determination of the liquidation value of real estate assets, including those over the selection of market rental rates, capitalization rates, and discount rates.

●	With the assistance of our fair value specialists, we performed the following procedures:
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

o	Tested the mathematical accuracy and completeness of the discounted cash flow analyses.
●	We evaluated the reasonableness of management’s discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.
●	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
●

We evaluated the impact of current market events and conditions, including the effect of COVID-19 pandemic, as well as any recent and relevant comparable transactions, on the valuation techniques and assumptions used by management.

●	We evaluated management’s ability to reasonably estimate liquidation value of real estate based on the subsequent sales of the Company’s properties.

We have served as the Company's auditor since 1990.

/s/ Baker Tilly US, LLP

Uniondale, New York

March 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2021	December 31, 2020
ASSETS:
Real estate held for sale	$42,545,000	$39,050,000
Cash and cash equivalents	5,670,693	1,632,231
Restricted cash	-	169,000
Rent receivable	39,566	21,849
Other receivables	28,796	34,751
Total Assets	$48,284,055	$40,907,831

LIABILITIES:
Accounts payable	$1,146,651	$893,183
Accrued liabilities	940,794	556,926
Deferred rent liability	36,474	15,283
Tenant security deposits payable	258,605	241,722
Mortgage loans payable	10,028,522	5,159,833
Estimated liquidation and operating costs net of receipts	12,845,239	11,552,940
Total Liabilities	25,256,285	18,419,887
Net assets	$23,027,770	$22,487,944

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2021	2020

Net assets, beginning of period	$22,487,944	$31,369,637
Changes in net assets:
Change in real estate value	3,995,000	(9,220,000)
Remeasurement of assets and liabilities	(3,455,174)	338,307
Net increase/(decrease) in value	539,826	(8,881,693)
Net assets, end of period	$23,027,770	$22,487,944

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Company believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statements of net assets as of December 31, 2021 and 2020 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 14 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Company’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s remaining assets, as determined by the Company in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 34,000 square foot Cortlandt Manor Medical Center; and
●

Flowerfield: 63 acres in St. James, New York, including a 14-acre multi-tenanted industrial park comprising 127,000 rentable square feet. There were an additional 5 acres comprising of two parcels that were zoned residential and non-contiguous to the Flowerfield property which the Company sold in April 2021.

2.	Summary of Significant Accounting Policies

Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up, upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is “imminent” in accordance with the guidance provided in ASC 205-30.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, current contracts, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2024.

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices than those achievable under their current entitlements and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we stated that our objective was to complete the process of property enhancement and subsequent sale of all our properties by December 31, 2022. We also stated, however, that we cannot give any assurance on such timing inasmuch as completing this process was dependent upon certain factors largely outside our control, such as the regulatory review processes of municipality planning boards and other governmental authorities, the vagaries of the market for developed and undeveloped commercial real estate and community opposition. Gyrodyne filed subdivision applications in March 2017 with respect to the Cortlandt Manor and Flowerfield properties. The COVID-19 pandemic has resulted in significant delays in the regulatory approval process, as state, county and local staff charged with processing the Company’s subdivision applications postponed activity as work-from-home transitions occurred. We anticipate receiving approval of our subdivision applications for both the Cortlandt Manor and Flowerfield properties sometime in 2022, and that we will generally be able to seek to identify purchasers for such properties and execute purchase agreements after subdivision approval is received.

The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing. There are various factors that have impacted and may continue to impact the timeline to achieve the aforementioned approvals which include but are not limited to the backlog of land use applications at the town, county and state level and the continuing slower approval process which may in part be attributable to a combination of the hybrid/work from home environment, labor shortages and climate change concerns. Based on the aforementioned factors, the Company is extending the timeline to December 31, 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024. Moreover, as we have previously disclosed, even if the Company is successful in securing approval of its subdivision applications, there is significant risk that opponents of our subdivision plans may challenge the approval through a lawsuit under Article 78 of New York’s Civil Practice Law & Rules, which could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. If such litigation is commenced, consummation of the sale of our properties could extend beyond 2024.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

Consequently, the Company expects the process of pursuing entitlements, density approvals, sales, liquidation and dissolution could extend through December 31, 2024 with the ultimate timing dependent upon and under the control of the applicable municipality’s planning board or other governmental authority and or purchasers. Nevertheless, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to common shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated statements of net assets.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2024. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2021, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets as of December 31, 2021 and 2020 would result in estimated distributions of $23,027,770 and $22,487,944, or approximately $15.53 and $15.17 per common share, respectively, based on 1,482,680 shares outstanding.  The increase of $539,826 or $0.36 per share is mainly attributable to the change in the estimated value of the real estate, due to the current status of entitlement uses and market conditions offset by the extension of the liquidation period and an increase in estimated selling costs and estimated retention bonus.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2024:

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (See Note 12).
6.	Principal payments on the Company’s credit facilities to fund tenant improvements and working capital and related fees.

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

The Company estimates that it will incur approximately $1.37 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs from January 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2021, the Company incurred approximately $567,000 of land entitlement costs (approximately $179,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold), consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.37 million (approximately $266,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from January 2022 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2021 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

The net assets as of December 31, 2021 ($23,027,770) and 2020 ($22,487,944) results in estimated distributions of approximately $15.53 and $15.17, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts.  Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (a large amount of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period of $12,845,239, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2021 through December 31, 2021 is as follows:

	January 1, 2021	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2021
Assets:
Estimated rents and reimbursements	$4,926,648	$(2,656,374)	$6,236,681	$8,506,955
Prepaid expenses and other assets	848,972	97,800	-	946,772
Liabilities:
Property operating costs	(3,061,404)	1,628,665	(3,714,797)	(5,147,536)
Capital expenditures	(460,638)	113,540	(68,229)	(415,327)
Land entitlement costs	(1,490,699)*	567,415	(444,395)	(1,367,679)*
Corporate expenditures	(6,344,342)	2,342,531	(4,870,689)	(8,872,500)
Selling costs on real estate assets**	(3,057,997)	69,298	(226,612)	(3,215,311)
Retention bonus payments to directors, officers and employees**	(2,913,480)	-	(367,133)	(3,280,613)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,552,940)	$2,162,875	$(3,455,174)	$(12,845,239)

*The Company reached agreements with certain service vendors to defer payment of approximately $266,000 of the $1.37 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2020 through December 31, 2020 is as follows:

	January 1, 2020	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2020
Assets:
Estimated rents and reimbursements	$4,309,328	$(2,432,540)	$3,049,860	$4,926,648
Prepaid expenses and other assets	603,679	245,293	-	848,972
Liabilities:
Property operating costs	(2,594,954)	1,506,037	(1,972,487)	(3,061,404)
Capital expenditures	(474,133)	13,495	-	(460,638)
Land entitlement costs	(1,847,127)	1,013,966	(657,538)	(1,490,699)*
Corporate expenditures	(6,196,551)	2,139,978	(2,287,769)	(6,344,342)
Selling costs on real estate assets**	(3,497,200)	-	439,203	(3,057,997)
Retention bonus payments to directors, officers and employees**	(4,680,518)	-	1,767,038	(2,913,480)
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,377,476)	$2,486,229	$338,307	$(11,552,940)

*The Company reached agreements with certain service vendors to defer payment of approximately $321,000 of the $1.5 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value. Based on the estimated real estate value of the Cortlandt Manor property, aggregate proceeds from the sale of the two Cortlandt lots would not exceed the adjusted floor under the retention bonus plan and therefore the above table only reflects the projected bonus from the sale of the Flowerfield property.

5.	Disposition Activities

On April 26, 2021, the Company closed on the sale of its 5.0-acre parcel of vacant land that is non-contiguous to and not part of the Flowerfield complex in Smithtown, New York for a purchase price of $500,000 as per the purchase and sale agreement signed on May 11, 2020.

Terminated Contracts

Flowerfield -

On March 16, 2021, the Company received a notice (the “BSL Termination Notice”) from BSL ST. James, LLC, a Delaware limited liability company (“BSL”), that it was terminating the Purchase and Sale Agreement (originally dated August 27, 2019, the “BSL Agreement”) for the sale of a 9.0-acre parcel of vacant land in the Flowerfield complex in Smithtown, New York for $16,800,000.  The BSL Termination Notice referenced the termination right and requested the return of the earnest money deposit to BSL in accordance with the provisions of the BSL Agreement. Such earnest money deposit has been returned to BSL.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

Cortlandt Manor -

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) that it was terminating the Purchase and Sale Agreement (the “SC Agreement”) (originally dated December 7, 2019) for the sale of approximately 4.5 acres of its real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) for a purchase price of $5,720,000. The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase for the first eight months of the loan (as amended the “Interest-Only Phase”). The Company amended and extended the Original Line which included extending the conversion date of the Interest-Only Phase to the earlier of April 30, 2021 or upon drawing down a total of $3,000,000 after which it automatically converts to a permanent loan maturing on the earlier of April 30, 2028 or 84 months after conversion to a permanent loan (the “Permanent Phase”). On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converts to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan). On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2020, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

To secure access to additional working capital, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”) secured a loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $2,500,000 which closed on July 16, 2020. The term was 24 months, with an option to extend for an additional 12 months. The interest rate was a variable rate equal to the daily highest prime rate published by the Wall Street Journal plus 100 basis points (1%), rounded up to the nearest 1/8 percent, but in no event less than four and three quarters percent (4.75%). The terms of the loan originally limited access to certain amounts, contingent upon GSD Cortlandt securing purchase agreements for one or both Cortlandt Manor property lots. On February 22, 2021, the loan was amended to remove such limitation on draws. Advances of $379,765 and $670,235, were drawn at closing and on January 28, 2021, respectively. The loan was paid in full and closed on September 15, 2021.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

The total debt payable mature as follows:

Years Ending December 31,
2022	$273,614
2023	284,241
2024	295,281
2025	306,750
2026	4,759,411
Thereafter	4,109,225
Total	$10,028,522

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2021, the net realizable value of real estate increased by $3,995,000 and in 2020 it decreased by $9,220,000. The 2021 increase is primarily driven by the current status of entitlement uses and market conditions.  The 2020 decrease is primarily driven by the change in use in Cortlandt Manor from partly residential to all medical, the cancellation of the contract on lot one in Cortlandt Manor, the termination of the BSL Agreement and by the market decline in real estate value in Flowerfield that is directly related to and stems from the impact of the pandemic. The valuation of the remaining real estate as of December 31, 2021 was $42,545,000.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

	2021	2020
Net Realizable Value at beginning of period	$39,050,000	$48,270,000
Sale of Real Estate
Flowerfield	(500,000)	-
Change in Net Realizable Value
Cortlandt Manor	1,570,000	(3,820,000)
Flowerfield	2,425,000	(5,400,000)
Net Realizable Value on December 31,	$42,545,000	$39,050,000

8.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Current accounts payable	$237,318	$241,963	Accrued liabilities	$218,100	$188,554
Other accounts payable (a)	909,333	651,220	Deferred Compensation to Directors (b)	722,694	368,372
Total	$1,146,651	$893,183	Total	$940,794	$556,926
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2020, 2021 and 2022. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

Accrued liabilities on December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Payroll and related taxes	$54,307	$48,701
Professional fees	163,793	139,853
Total	$218,100	$188,554

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2019, 2020 and 2021.

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
Years Ended December 31, 2021 and 2020

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

As of December 31, 2021 and 2020, respectively, the Company had a zero balance in its allowance for doubtful accounts.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2021 and 2020. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2021 rental income from the Company’s three largest tenants represented approximately 23%, 22% and 10% of total rental income. The three largest tenants by revenue as of December 31, 2021 consist of a state agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting tenants that are not part of or affiliated with a major hospital which together comprise 40% of our expected 2022 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of December 31, 2021 and 2020, other commitments and contingencies are summarized in the below table:

	2021	2020
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	89,000	81,716
Total	$439,000	$431,716
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
Years Ended December 31, 2021 and 2020

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

Under Company policy the aggregate severance commitment contingency to other employees is approximately $89,000.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

Under the Plan, there were no payments made during the years ended 2021 and 2020.

Deferred Compensation Plan - On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021 and 2022.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

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

As of December 31, 2021 and 2020, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants, such as the Omicrom and possible other variants, or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are not part of or affiliated with a major hospital, which in the aggregate account for approximately 40% ($966,000) of the Company’s projected annual rental revenues for 2022. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2021 and 2020

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

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit. A summary of the leasing arrangements is as follows:

Term			Square Feet	Annual Rent	Total Commitment (excluding renewal options)
Jan 2021	-	Dec 2022	2,284	$19,414	$38,828
Jan 2021	-	Dec 2022	1,817	-(a)	-(a)
Jan 2021	-	Dec 2022	1,905	$16,193	$32,385

(a)In February 2019, the Company amended the square footage under the master lease with the not-for-profit organization originally entered into in August 2016. The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment are $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the year ended December 31, 2021 of $18,170 and total commitments of up to $36,340.  Nevertheless, the Company believes the economics of the lease are justified because the tenant, a major fine art studio, is a cultural asset that the Company believes has (i) made the Flowerfield light-industrial campus more attractive and contributed to tenant retention and recruitment, and (ii) produced positive press in local media and helped generate goodwill in the surrounding communities at a time when the Company is dealing with some community opposition to its property enhancement efforts.

During the twelve months ended December 31, 2021 and 2020, the Company received rental revenue of $35,607 and $35,607, respectively.

In March 2022, a Consolidated Lease Agreement was signed between the Company and the not-for-profit organization that extended the lease to December 2027.  It also changed some terms of the original leases including rent on the master lease suite, 3% escalators and agreements on work to be done by the Company and the tenant. The signed Consolidated Lease Agreement reflects a below market lease of $8,829 annually and $44,144 during the extended period.  A summary of the additional rent under the new arrangement is as follows:

Term			Square Feet	Total Additional Commitment
April 2022	-	Dec 2022	1,817	$11,583
Jan 2023	-	Dec 2027	6,006	279,169
Total			6,006	$290,752

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Subsequent Events

On March 26, 2022, Elliot Levine notified the Company that in connection with the combination of Levine & Seltzer LLP, of which Mr. Levine is a partner, and Weaver and Tidwell, LLP, Mr. Levine agreed to resign from the board of directors of any U.S. public company on which he serves, and that accordingly he intended to resign from the Board of Directors of Gyrodyne.  On March 27, 2022, the Board of Directors agreed to reduce the number of seats on the Board from six to five, subject to and effective upon receiving formal confirmation from Mr. Levine of his resignation from the Board.  On March 29, 2022, Mr. Levine delivered written confirmation to the Company that he has resigned from the Board, effective March 28, 2022.