Form 10-Q
period 2022-03-31
Gyrodyne, LLC
filed 2022-05-11
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On May 11, 2022, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021
(Liquidation Basis)

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS:
Real estate held for sale	$42,545,000	$42,545,000
Cash and cash equivalents	5,295,562	5,670,693
Rent receivable	75,420	39,566
Other receivables	30,027	28,796
Total Assets	$47,946,009	$48,284,055

LIABILITIES:
Accounts payable	$1,247,053	$1,146,651
Accrued liabilities	1,040,990	940,794
Deferred rent liability	118,488	36,474
Tenant security deposits payable	267,122	258,605
Loans payable	9,961,074	10,028,522
Estimated liquidation and operating costs net of estimated receipts	12,250,353	12,845,239
Total Liabilities	24,885,080	25,256,285
Net assets in liquidation	$23,060,929	$23,027,770

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2022

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2021		$23,027,770
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	33,159
Net increase in liquidation value		33,159
Net assets in liquidation, as of March 31, 2022		$23,060,929

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2022 (unaudited)

1.	The Company

Strategic Overview

Gyrodyne, LLC’s (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) corporate strategy is to pursue entitlements to increase the values of Cortlandt Manor and Flowerfield, its two remaining properties, so that they can be sold to one or more developers at higher prices and maximize value and distributions. Gyrodyne intends to dissolve after we complete the disposition of our assets, apply the proceeds to settle debts and claims, and then pay liquidating distributions to its shareholders.

Gyrodyne filed subdivision applications in March 2017 with respect to Cortlandt Manor and Flowerfield.  The COVID-19 pandemic caused significant delays in the regulatory approval process, as state, county and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions.

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (“Article 78”) against the Town of Smithtown and certain other parties, including Gyrodyne, LLC, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and climate change concerns. Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor sometime in 2022.

Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to pay purchase prices for the entire undivided Flowerfield or Cortlandt Manor property, or for the entire company itself, that Gyrodyne finds more attractive from a timing and value perspective.

Business

Gyrodyne is a limited liability company formed under the laws of the State of New York whose primary business is the management of, and the pursuit of entitlements on, a portfolio of medical office and industrial properties located in Suffolk (“Flowerfield”) and Westchester Counties (“Cortlandt Manor”), New York State.

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 12 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Company’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Company in good faith, is less than $1,000,000.

The Company’s remaining real estate investments, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 31,000 square foot Cortlandt Manor Medical Center; and
●	Flowerfield: 63 acres in St. James, New York, including a 14-acre multi-tenanted industrial park comprising 135,000 rentable square feet.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2022.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2021.

3.	Summary of Significant Accounting Policies

Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Company may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Company in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up, upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is deemed to be “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2024.

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process will involve extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices than those achievable under their current entitlements and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78").  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

The Flowerfield subdivision will remain subject to the Article 78 Proceeding unless Gyrodyne and the Town of Smithtown prevail in their defense of the Planning Board’s determinations against the Petition.  Nevertheless, the Company will continue its efforts to identify one or more purchasers for Flowerfield and execute purchase agreements, and it is unclear at this time what impact, if any, the Article 78 Proceeding will have on such efforts.

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and climate change concerns.  Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor sometime in 2022 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of March 31, 2022 and December 31, 2021 would result in estimated liquidating distributions of $23,060,929 and $23,027,770, or approximately $15.55 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $33,159 or $0.02 per share is attributable to the change in the estimated liquidation and operating costs net of estimated receipts, mainly due to additional revenue of approximately $66,000, offset by additional property operating expenses of approximately $33,000.

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties and associated litigation.
5.	Retention bonus amounts (See Note 11).
6.	Principal payments on the Company’s credit facilities.

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

The Company estimates that it will incur approximately $1.25 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from April 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions.  During the three months ended March 31, 2022, the Company incurred approximately $113,000 of land entitlement costs (approximately $46,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting predominantly of engineering fees, legal fees and real estate taxes.  The Company believes the remaining balance of $1.25 million (approximately $240,000 of which certain of the Company service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2022 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of March 31, 2022 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2022 ($23,060,929) and December 31, 2021 ($23,027,770) results in estimated distributions of approximately $15.55 and $15.53, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2022 and December 31, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period of $12,250,353, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2022 through March 31, 2022 has been calculated as follows:

	January 1, 2022	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2022
Assets:
Estimated rents and reimbursements	$8.506,955	$(747,648)	$66,090	$7,825,397
Prepaid expenses and other assets	946,772	14,883	-	961,655
Liabilities:
Property operating costs	(5,147,536)	494,566	(32,931)	(4,685,901)
Common area capital expenditures	(415,327)	84,237	-	(331,090)
Land entitlement costs*	(1,367,679)	113,167	-	(1,254,512)
Corporate expenditures	(8,872,500)	602,522	-	(8,269,978)
Selling costs on real estate assets	(3,215,311)	-	-	(3,215,311)
Retention bonus payments to Directors, executives and employees**	(3,280,613)	-	-	(3,280,613)

Liability for estimated liquidation and operating costs net of estimated receipts	$(12,845,239)	$561,727	$33,159	$(12,250,353)

* The Company reached agreements with certain service vendors to defer payment of approximately $240,000 of the $1,255,000 until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

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

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase for the first twenty-four months of the loan (“Interest-Only Phase”) after which it automatically converts to a permanent loan maturing on January 20, 2028 (84 months after conversion to a permanent loan) (the “Permanent Phase”). The Company amended and extended the line which included extending the conversion date of the Interest-Only Phase to May 20, 2021 after which it automatically converts to a permanent loan maturing on May 20, 2028 (84 months after conversion to a permanent loan). On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest of 3.85%, plus principal based on a 20-year amortization period.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”), the proceeds of which was used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan is paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%) or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt is also responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

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

The Mortgage Loan is secured by 5.01 (The Cortlandt Manor Medical Center - 1985 Crompond Road) of the 13.8 acres of the Cortlandt property.

The total debt payable mature as follows:

Twelve Months Ending March 31,
2023	$276,233
2024	286,962
2025	298,108
2026	309,686
2027	4,735,837
Thereafter	4,054,248
Total	$9,961,074

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Current accounts payable	$261,445	$237,318	Accrued liabilities	$226,381	$218,100
Deferred accounts payable (a)	985,608	909,333	Deferred Compensation to Directors (b)	814,609	722,694
Total	$1,247,053	$1,146,651	Total	$1,040,990	$940,794
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2022, 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2019, 2020, and 2021.

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

As of each March 31, 2022 and December 31, 2021, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2022 and December 31, 2021.  As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the three months ended March 31, 2022 rental income from the Company’s three largest tenants represented approximately 22%, 22% and 9% of total rental income. The three largest tenants by revenue as of March 31, 2022 consist of Stony Brook University Hospital located in the industrial park, New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center and an athletic facility in the industrial park.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting tenants that are not part of or affiliated with a major hospital which together comprise 41% of our expected 2022 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of March 31, 2022, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus* and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	89,000
Total	$439,000
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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members(a)	55.000%
Discretionary Amount (b)	10.000%
Chief Executive Officer	15.474%
Chief Operations Officer	13.926%
Officer Discretionary Amount (c)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 10% for each of the other four directors.
(b)	Under the Plan, the Board has the right to allocate this portion amongst the Board, employees or both.
(c)	The officer discretionary amount of 1.75% will be allocated to the officers within the discretion of the Board.

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

Under the Plan, there were no payments made during the three months ended March 31, 2022.

On May 6, 2022, the Board unanimously approved an amendment to the Plan (“Amendment No. 4”).  See Note 16, Subsequent Events – Retention bonus Plan Amendment.

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

12.	Contingencies

Putative Class Action Lawsuit –

On August 14, 2015, the Company entered a Stipulation of Settlement (the "Settlement") providing for the settlement of a putative class action lawsuit against the Company and certain related parties. Under the Settlement, Gyrodyne agreed that any sales of its properties would be effected only in arm's-length transactions at prices at or above their appraised values as of 2014.

As of March 31, 2022 and December 31, 2021, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules.  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s application for preliminary approval to divide the Flowerfield property into eight lots (the “Flowerfield Subdivision Application”), and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

General –

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

14.	COVID-19

The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the U.S. economy, including the real estate market. To date, the COVID-19 pandemic has impacted operations of our existing properties, and we believe it has had an impact on our strategic plan to enhance the value of our properties and sell them at higher prices. In particular, the pandemic has adversely impacted the gross profit from operations and has been a significant factor in prolonging the entitlement process. We believe it was also a major factor leading to the termination in 2021 by the purchasers in two purchase agreements for the sale of portions of our Cortlandt Manor and Flowerfield Properties.

The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including resurgence of COVID-19 cases due to more contagious variants or new or more restrictive public health requirements recommended or imposed by federal, state and local authorities. There remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, and the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, cause political uncertainty and civil unrest, and diminish consumer confidence, all of which could impact the local real estate market and our business.

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are not part of or affiliated with a major hospital, which in the aggregate account for approximately 41% ($1,018,000) of the Company’s projected annual rental revenues for 2022. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

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

(a)The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflects a below market lease over the three months ending March 31, 2022 of $4,542 and total commitments of up to $36,340.

In March 2022, a Consolidated Lease Agreement was signed between the Company and the not-for-profit organization that extended the lease to December 2027. It also changed some terms of the original leases including rent on the master lease suite, 3% escalators and agreements on work to be performed by the Company and by the tenant, respectively. The signed Consolidated Lease Agreement reflects a below market lease of $8,829 annually and $44,144 during the extended period. A summary of the additional rent under the new arrangement is as follows:

Term	Square Feet	Total Additional Commitment
April 2022- Dec 2022	1,817	$11,583
Jan 2023 – December 2027	6,006	279,169
Total	6,006	$290,752

During the three-months ended March 31, 2022, the Company received rental revenue of $8,902 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

16.	Subsequent Events

Article 78 –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”), pursuant against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules.  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s application for preliminary approval to divide the Flowerfield property into eight lots (the “Flowerfield Subdivision Application”), and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process.  The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

Retention Bonus Plan Amendment –

On May 6, 2022, the Board unanimously approved an amendment to the Plan (“Amendment No. 4) to the Company’s Retention Bonus Plan (as amended, the “Plan”).

Amendment No. 4 provides that on or after May 6, 2022, the Plan may not be (A) suspended or terminated, or (B) amended in a manner that would reduce, eliminate or otherwise materially impair the manner in which (i) the bonus pool is to be determined, calculated or funded, or (ii) bonus payments are to be made to participants in the Plan.  The objective of this change is to enhance the retention value of the Plan by limiting the circumstances under which the Plan may be amended or terminated, e.g., following a change in control of the board or otherwise, in a manner that would deprive participants of the opportunity to earn benefits under the Plan.

Amendment No. 4 also provides that once a contract for sale of a property is executed, the Plan’s requirement to continue earning growth at a 4% internal rate of return, applicable to participants who have separated due to death, disability, substantial reduction in compensation or board fees, mutual agreement to “right size” the board or involuntary termination without Cause, will no longer apply.  The rationale for the elimination of the 4% internal rate of return requirement for the aforementioned categories of separated participants is that a property’s value cannot increase between signing and closing but could decrease as a result of corporate due diligence (such as identifying environmental or other issues), which might decrease the purchase price.

Amendment No. 4 also clarifies that a director nominated for reelection but failing to get reelected would be treated as if he or she was terminated without cause (and thus eligible for modified benefits post-termination).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2022.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the ongoing COVID-19 pandemic on our business, operations and timelines for seeking entitlements and pursuing the sale of our properties and distributions to our shareholders, risks and uncertainties associated with community activism, regulatory enforcement and any litigation that may develop in connection with our efforts to sell our properties strategically, including related enhancement efforts, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2022 (predicated on current asset values) includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through March 31, 2022, the Company owns the following properties:

●	Cortlandt Manor: 13.8 acres in Cortlandt Manor, New York, including the 31,000 square foot Cortlandt Medical Center; and
●	Flowerfield: 63 acres in St. James, New York, including a 14-acre multi-tenanted industrial park comprising 135,000 rentable square feet.

Each of the medical office park in Cortlandt Manor and the Flowerfield Industrial Park (including its undeveloped portion) is individually owned in a single asset limited liability company wholly owned by the Company.

Strategic Plan to Enhance Property Values, Liquidate, Distribute Proceeds and Dissolve

Our corporate strategy is to pursue entitlement opportunities intended to increase the values of our two remaining properties so that they can be sold to one or more developers at higher prices (than those achievable under their current entitlements) that will maximize value and distributions. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish this, the Company’s plan consists of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2022 (predicated on current asset values) includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to maximize the returns for our shareholders.

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.   The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process.  The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

The Flowerfield subdivision will remain subject to the Article 78 Proceeding unless Gyrodyne and the Town of Smithtown prevail in their defense of the Planning Board’s determinations against the Petition.  Nevertheless, the Company will continue its efforts to identify one or more purchasers for Flowerfield and execute purchase agreements, and it is unclear at this time what impact, if any, the Article 78 Proceeding will have on such efforts.

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and climate change concerns.  Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor sometime in 2022 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received.  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $23.06 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $15.55 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on March 31, 2022 and include some but not all of the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of the Flowerfield and Cortlandt Manor properties. During the three-months ended March 31, 2022, the Company incurred approximately $113,000 of land entitlement costs (approximately $46,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.25 million in additional land entitlement costs (approximately $240,000 of which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2024 in pursuit of entitlements (approximately $405,000 in Cortlandt Manor and $850,000 in Flowerfield).

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

The Company’s existing 31,421 square foot Cortlandt Medical Center, inclusive of 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately seven years (including assistance developing the MOD) the Company along with its planner and engineers have been working closely with the Town to identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

The entitlement costs for the three-months ended March 31, 2022 associated with the ownership and development of this property were approximately $26,000.

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

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the State Environmental Quality Review Act (“SEQRA”), i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further review (other than site plan review) should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of New York State’s stay-at-home-order issued in March 2020, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and proceeded to review the public comments and prepare the Final GEIS. The Final GEIS reflects the Cortlandt Manor property’s proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space (together with an Alternate Mixed-Use Plan). A Town Board work session was conducted Monday March 7, 2022 for the primary purpose of the stakeholders describing their current development programs for the benefit of the new Town Board members voted in this past November. Although not required by SEQR, the Town Board conducted a FEIS public hearing on Monday May 2, 2022 and closed the hearing that evening while leaving the public comment period open for twenty days.  As of May 2022, additional public comments are being entered and require formal written responses by stakeholder representatives. The Town Board will be scheduling a Public Work Session before scheduling a vote to accept the Final GEIS (in addition to assembling and preparing formal responses to public comments from the May 2, 2022 public hearing).

Given the additional round of FEIS comments and responses and the forthcoming Public Work Session, it is anticipated that the Final GEIS will be accepted by the Town Board with the SEQR process completed in the Fall of 2022. The Town Board is anticipated to adopt a MOD designation for the property at the same time, with subdivision approval granted by the Town Planning Board occurring in the third quarter of 2022. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and reissued by Planning Board Resolution dated May 9, 2018 that included a Draft Scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 25, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020.  Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Final Subdivision approval is expected in the third or fourth quarter of 2022.

The entitlement costs for the three-months ended March 31, 2022 associated with the ownership and development of this property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $87,000.

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

Healthcare Industry

Our tenants in our Cortlandt Manor property are healthcare service providers. Furthermore, the Company’s previous expansion of its leasing relationship with Stony Brook University (“SBU”), SBU Hospital and affiliates of SBU Hospital at our Flowerfield property increased its exposure to the healthcare industry. The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. The healthcare industry may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities, all of which could materially impact the business and operations of our tenants and therefore the marketability of our properties.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first quarter of 2022 and future periods.

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

●	Approximately 41% of the Company’s tenants (based on 2022 projected annual rental revenues) are from tenants that are not part of or affiliated with a major hospital.

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

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $986,000 of land development fees and other professional fees incurred to date plus approximately $240,000 of forecasted land development fees and $300,000 in other professional fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

The Company adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5%. As of March 31, 2022, directors have deferred $814,609 (inclusive of interest) and have committed to an additional $216,000, plus interest through 2022.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our Annual Report for the year ended December 31, 2021.

Transaction Summary for the Three-Months Ended March 31, 2022

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2022.

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $89,000 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

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

Leasing Activity. During the three-months ended March 31, 2022, the Company executed one new lease and six renewals comprising approximately 3,100 and 8,100 square feet and annual revenue of approximately $48,000 and $87,000, respectively.

The Company incurred commission fees of approximately $26,000 relating to total rental revenue of approximately $516,000.

Critical Accounting Policies

Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then s distributions to holders of Gyrodyne common shares. Therefore, effective September 1, 2015 Gyrodyne adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the entity is “imminent”, as defined in ASC 205-30, Presentation of Financial Statements Liquidation Basis of Accounting. Under the LLC Agreement, the Board may elect, in its sole discretion and without any separate approval by shareholders, to dissolve the Company at any time the value of the Company’s assets, as determined by the Board in good faith, is less than $1 million. The LLC Agreement also provides that the Company will dissolve, and its affairs wound up upon the sale, exchange or other disposition of all the real properties of the Company. As a result, liquidation is deemed to be “imminent” in accordance with the guidance provided in ASC 205-30.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value (predicated on current values). All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2024.

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process will involve extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties at higher prices than those achievable under their current entitlements and then proceed with the liquidation and dissolution of the Company. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.   The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process.  The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

The Flowerfield subdivision will remain subject to the Article 78 Proceeding unless Gyrodyne and the Town of Smithtown prevail in their defense of the Planning Board’s determinations against the Petition.  Nevertheless, the Company will continue its efforts to identify one or more purchasers for Flowerfield and execute purchase agreements, and it is unclear at this time what impact, if any, the Article 78 Proceeding will have on such efforts.

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and climate change concerns.  Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor sometime in 2022 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received.  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include both final subdivision approval and final unappealable site plan approval as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable, perhaps even earlier than 2024, with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on March 31, 2022 and December 31, 2021 would result in estimated liquidating distributions of $23,060,929 and $23,027,770, or approximately $15.55 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $33,159 or $0.02 per share is attributable to the change in the estimated liquidation and operating costs net of estimated receipts, mainly due to additional revenue of approximately $66,000, offset by additional property operating expenses of $33,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2022 cash balance of $5.3 million plus adjustments for the following items which are estimated through December 31, 2024:

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

The Company estimates that it will incur approximately $1.25 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs from April 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the three-months ended March 31, 2022, the Company incurred approximately $113,000 of land entitlement costs (approximately $46,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.25 million (approximately $240,000 of which the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold) will be incurred from April 2022 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2022 (predicated on current asset values) includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation on March 31, 2022 ($23,060,929) results in estimated liquidating distributions of approximately $15.55 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value (predicated on current asset values) which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of March 31, 2022 because the amount of such additional value is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2022 (dollars are in millions).

March 31, 2022 cash and cash equivalents balance	$5.30
Principal payments on loan	(9.96)
Free cash flow from rental operations	2.81	(i)
General and administrative expenses	(5.57)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.25)
Gross real estate proceeds	42.55
Selling costs on real estate	(3.22)
Retention bonus plan for directors, officers and employees	(3.28)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(2.79)	(iv)
Net Assets	$23.06

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.81.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.57).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.

(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(2.79).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2022, which is discussed below:

Net assets in liquidation on January 1, 2022	$23,027,770
Changes in net assets in liquidation from January 1 through March 31, 2022:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	33,159
Total increase in net assets in liquidation	$33,159
Net assets in liquidation on March 31, 2022	$23,060,929

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

As of March 31, 2022, the Company had cash and cash equivalents totaling approximately $5.3 million. The Company anticipates that its current cash and cash equivalent balance and access to credit facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $5.3 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $42.5 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $23.06 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2022 were as follows:

Operating cashflows

●	$747,648 in rent and reimbursements.
●	($494,566) in operating costs.
●	$253,082 in net operating income

Non-operating cashflows

●	($498,189) in corporate expenditures.
●	($104,883) in interest expense.
●	($84,237) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($113,167) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2022.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (March 31, 2022), we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness discussed below,  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness pertains to controls related to the accounting of the Company’s estimated value of the real estate held for sale.  The material weakness did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects the Statement of Net Assets and Statement of Changes in Net Assets of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

The above referenced material weakness was first identified during the course of our evaluation, conducted as of December 31, 2021 and reported in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) and filed with the SEC on March 30, 2022, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act.

Remediation:

Management and the Board of Directors are committed to the continued improvement of the Company's overall system of disclosure controls and procedures.  To remediate the aforementioned material weakness, we have commenced measures to remediate the identified material weakness which include:

●

Implementing standard operating procedures to ensure consistent communication with management and third-party service providers (i.e., engineers, lawyers, appraisers and brokers) of all material factors that may impact real estate value

●	Providing training of standard operating procedures and internal controls to key stakeholders within the real estate valuation process

●	Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports used within the real estate valuation process.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We have also concluded that additional measures may be required to remediate the material weakness. We will not be able to conclude that we have remediated the material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed above, there was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of March 31, 2022, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.   The Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s application for preliminary approval to divide the Flowerfield property into eight lots (the “Flowerfield Subdivision Application”), and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process.  The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of our 2021 Form 10-K filed with the Securities and Exchange Commission on March 30, 2022.

The following risk factors which appear in our 2021 Form 10-K are updated as follows:

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determination relating to the Company’s application for the preliminary subdivision approval with respect to our Flowerfield property.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”).  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Company’s Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown will vigorously defend the Planning Board’s determinations against the Petition.

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, an Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Consequently, the commencement of the Article 78 Proceeding could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2022.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	Inline XBRL Instance (6)

101.SCH	Inline XBRL Taxonomy Extension Schema (6)

101.CAL	Inline XBRL Taxonomy Extension Calculation (6)

101.DEF	Inline XBRL Taxonomy Extension Definition (6)

101.LAB	Inline XBRL Taxonomy Extension Labels (6)

101.PRE	Inline XBRL Taxonomy Extension Presentation (6)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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

GYRODYNE, LLC

Date: May 11, 2022	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	Inline XBRL Instance (6)

101.SCH	Inline XBRL Taxonomy Extension Schema (6)

101.CAL	Inline XBRL Taxonomy Extension Calculation (6)

101.DEF	Inline XBRL Taxonomy Extension Definition (6)

101.LAB	Inline XBRL Taxonomy Extension Labels (6)

101.PRE	Inline XBRL Taxonomy Extension Presentation (6)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Filed as part of this Report.

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