Form 10-Q
period 2022-09-30
Gyrodyne, LLC
filed 2022-11-08
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2022

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

Former name, former address and former fiscal year, if changed since last report)

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

On November 8, 2022, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021
(Liquidation Basis)

	September 30,	December 31,
	2022 (Unaudited)	2021
ASSETS:
Real estate held for sale	$42,545,000	$42,545,000
Cash and cash equivalents	4,383,800	5,670,693
Rent receivable	159,242	39,566
Other receivables	30,760	28,796
Total Assets	$47,118,802	$48,284,055

LIABILITIES:
Accounts payable	$1,418,966	$1,146,651
Accrued liabilities	1,161,318	940,794
Deferred rent liability	47,576	36,474
Tenant security deposits payable	269,960	258,605
Loans payable	9,828,422	10,028,522
Estimated liquidation and operating costs net of estimated receipts	11,522,844	12,845,239
Total Liabilities	24,249,086	25,256,285
Net assets in liquidation	$22,869,716	$23,027,770

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2022

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2021		$23,027,770
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	(158,054)
Net decrease in liquidation value		(158,054)
Net assets in liquidation, as of September 30, 2022		$22,869,716

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2022 (unaudited)

1.	The Company

Strategic Overview

Gyrodyne, LLC’s (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) corporate strategy is to pursue entitlements to increase the values of Cortlandt Manor and Flowerfield, its two remaining properties, so that they can be sold to one or more developers at higher prices thereby maximizing value and distributions. Gyrodyne intends to dissolve after we complete the disposition of our assets, apply the proceeds to settle debts and claims, and then pay liquidating distributions to our shareholders.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor in 2023.

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 12 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2022.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor in 2023 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of September 30, 2022 and December 31, 2021 would result in estimated liquidating distributions of $22,869,716 and $23,027,770, or approximately $15.42 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $158,054 or $0.11 per share is attributable to the change in the estimated liquidation and operating costs net of estimated receipts, mainly due to estimated legal fees the Company will incur to defend the Article 78 Proceeding of approximately $500,000 and other additional costs net of savings of approximately $146,000 (of which approximately $63,000 relates to lease commissions), offset by additional revenue of approximately $488,000.

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

The Company estimates that it will incur approximately $1.09 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of estimated receipts, See Note 5) in land entitlement costs from October 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine months ended September 30, 2022, the Company incurred approximately $282,000 of land entitlement costs (approximately $87,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting predominantly of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.09 million (inclusive of real estate taxes of $309K and regulatory fees of $376K) will be incurred from October 2022 through the end of the liquidation period. Certain of the Company’s service vendors have agreed to defer approximately $198,600 of the remaining $1.09 million until the first post subdivision property lot is sold. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement process itself. The value of the real estate reported in the statement of net assets as of September 30, 2022 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2022 ($22,869,716) and December 31, 2021 ($23,027,770) results in estimated distributions of approximately $15.42 and $15.53, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of September 30, 2022 and December 31, 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all estimated costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period of $11,522,844, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated operating costs in excess of estimated receipts during liquidation from January 1, 2022 through September 30, 2022 has been calculated as follows:

	January 1, 2022	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2022
Assets:
Estimated rents and reimbursements	$8,506,955	$(2,251,369)	$488,061	$6,743,647
Prepaid expenses and other assets	946,772	86,951	-	1,033,723
Liabilities:
Property operating costs	(5,147,536)	1,337,090	(153,023)	(3,963,469)
Common area capital expenditures	(415,327)	106,679	-	(308,648)
Land entitlement costs*	(1,367,679)	281,766	-	(1,085,913)
Corporate expenditures	(8,872,500)	1,919,332	(493,092)	(7,446,260)
Selling costs on real estate assets	(3,215,311)	-	-	(3,215,311)
Retention bonus payments to Directors, executives and employees**	(3,280,613)	-	-	(3,280,613)

Liability for estimated liquidation and operating costs net of estimated receipts	$(12,845,239)	$1,480,449	$(158,054)	$(11,522,844)

* The Company reached agreements with certain service vendors to defer payment of approximately $198,600 of the $1,086,000 until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

** The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the permanent phase with an outstanding principal balance of $2,200,000. During the permanent phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the permanent phase with an outstanding principal balance of $3,000,000. During the permanent phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The Mortgage Loan is secured by 5.01 (The Cortlandt Manor Medical Center - 1985 Crompond Road) of the 13.8 acres of the Cortlandt property.

The total debt payable mature as follows:

Twelve Months Ending September 30,
2023	$281,546
2024	292,482
2025	303,842
2026	315,643
2027	4,688,869
Thereafter	3,946,040
Total	$9,828,422

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Current accounts payable	$305,274	$237,318	Accrued liabilities	$180,248	$218,100
Deferred accounts payable (a)	1,113,692	909,333	Deferred Compensation to Directors (b)	981,070	722,694
Total	$1,418,966	$1,146,651	Total	$1,161,318	$940,794
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2022, 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement.

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

As of each September 30, 2022 and December 31, 2021, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2022 and December 31, 2021. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the nine months ended September 30, 2022 rental income from the Company’s three largest tenants represented approximately 23%, 21% and 9% of total rental income. The three largest tenants by revenue as of September 30, 2022 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

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

As of September 30, 2022, other commitments and contingencies are summarized in the below table:

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
Board Members(a)	55.000%
Discretionary Amount (b)	10.000%
Chief Executive Officer	15.474%
Chief Operating Officer	13.926%
Officer Discretionary Amount (c)	1.750%
Other Employees	3.850%
Total	100.000%
(a)	15% for the Chairman and 10% for each of the other four directors.
(b)	Under the Plan, the Board has the right to allocate this portion amongst the Board, employees or both.
(c)	The officer discretionary amount of 1.75% will be allocated to the officers within the discretion of the Board.

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

There were no payments made under the Plan during the nine months ended September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are not part of or affiliated with a major hospital, which in the aggregate account for approximately 41% ($1,014,000) of the Company’s projected annual rental revenues for 2022. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

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

(a)The Company understood that the tenant’s main intent was to sublease the space to artists, on a short-term basis, after which such subtenant artists would transition into their own space leased directly from the Company. Under the master lease, the tenant has the right to sublease the space without prior written consent for use as an art studio, art school or related use. Under the terms of the master lease, rent is payable by the tenant only to the extent the space is sublet, at the rent amount per square foot payable by the subtenant up to a maximum of $10 per square foot per year. The maximum annual and total lease commitment of up to $18,170 and $36,340, respectively. Any space not subleased may be used by the tenant rent-free for certain stated art uses, although the tenant is responsible for certain passthrough expenses such as electric and heat. Since rent is only due if the space is sublet, the Company believes the fair value of the space to the extent not sublet reflected a below market lease over the three months ended March 31, 2022 of $4,543 and total commitments of up to $36,340.

In March 2022, a Consolidated Lease Agreement was signed between the Company and the not-for-profit organization that extended the lease to December 2027. It also changed some terms of the original leases including rent on the master lease suite, 3% escalators and agreements on capital improvements to be performed by the Company (approximately $65,000) and by the tenant (approximately $36,000), respectively. The signed Consolidated Lease Agreement reflects a below market lease of $4,414 for the nine months ended September 30, 2022 and $44,144 during the extended period. A summary of the additional rent under the new arrangement is as follows:

Term	Square Feet	Total Additional Commitment
April 2022- Dec 2022	1,817	$11,583
Jan 2023 – December 2027	6,006	279,169
Total	6,006	$290,752

During the nine-months ended September 30, 2022, the Company received rental revenue of $34,427 related to these lease agreements.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2022.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities and enhancing the value of its leases. The Board believes the aforementioned strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2022 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. The process of seeking entitlements to enhance property values and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 1 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed on (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

After giving effect to the Company’s dispositions of real property through September 30, 2022, the Company owns the following properties:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities while simultaneously enhancing the value of its leases. The Company believes the aforementioned dual strategy will increase the values for such properties. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2022 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor in 2023 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

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

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $22.87 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $15.42 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values on September 30, 2022 and include some but not all of the potential value that may be derived from the entitlement efforts to maximize the value of Flowerfield and Cortlandt Manor.

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

Property Value Enhancement

The Company is pursuing entitlements to maximize the value of the Flowerfield and Cortlandt Manor properties. During the nine-months ended September 30, 2022, the Company incurred approximately $282,000 of land entitlement costs (approximately $87,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.09 million in additional land entitlement costs (approximately $198,600 of which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2024 in pursuit of entitlements (approximately $354,000 in Cortlandt Manor and $732,000 in Flowerfield).

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

The entitlement costs for the nine-months ended September 30, 2022 associated with the ownership and development of this property were approximately $76,000.

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

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the SEQRA, i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further review (other than site plan review) should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of New York State’s stay-at-home-order issued in March 2020, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and proceeded to review the public comments and prepare the Final GEIS (“FGEIS”). The FGEIS reflects the Cortlandt Manor property’s proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space (together with an Alternate Mixed-Use Plan). A Town Board work session was conducted March 7, 2022 for the primary purpose of the stakeholders describing their current development programs for the benefit of the new Town Board members elected this past November. Although not required by SEQRA, the Town Board conducted another public hearing on May 2, 2022 and closed the hearing that evening while leaving the public comment period open for twenty days. The additional public comments are being reviewed and will require formal written responses by stakeholders including Gyrodyne. The Cortlandt Manor Town Board held a public work session on October 24, 2022. We anticipate that the final FGEIS will be accepted by the Town Board with SEQRA completed in the fourth quarter of 2022. The Town Board is anticipated to adopt a MOD designation for the property in the first quarter of 2023. We also anticipate subdivision and conceptual site plan approvals in 2023. The Company does not plan on developing the property but rather positioning the property to be sold with all entitlements necessary to achieve maximum pre-construction value for the Company in the shortest period of time with the least amount of risk to the Company.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and reissued by Planning Board Resolution dated May 9, 2018 that included a Draft Scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 25, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Final Subdivision approval is expected in 2023.

The entitlement costs for the nine-months ended September 30, 2022 associated with the ownership and development of this property were approximately $206,000, consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys.

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

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first three quarters of 2022 and future periods.

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

●	Approximately 41% of the Company’s 2022 projected annual rental revenues are from tenants that are not part of or affiliated with a major hospital.

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

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $1,114,000 of land development fees and other professional fees incurred to date plus approximately $199,000 of forecasted land development fees and $123,000 in other professional fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

The Company adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5% (per annum). As of September 30, 2022, directors have deferred $981,070 (inclusive of interest) and have committed to an additional $72,000, plus interest through 2022.

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

Transaction Summary for the Nine-Months Ended September 30, 2022

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2022.

COVID-19. Small businesses are expected to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company has deferred approximately $118,000 of rental revenue due to tenants who were closed due to the Executive Order entitled “New York State on PAUSE”. All deferred rent is expected to be collected under alternate arrangements made with tenants.

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

Leasing Activity. During the nine-months ended September 30, 2022, the Company executed two new leases and 15 renewals comprising approximately 4,200 and 24,500 square feet, annual revenue of approximately $61,600 and $410,400 and total commitments of approximately $281,000 and $1,032,000 respectively. The Company incurred commission fees of approximately $27,300 relating to the new and extended leases.

There were also two terminations and two expansions resulting in a net increase of approximately 2,600 square feet, $73,800 in annual revenue and approximately $486,500 in total commitment. The Company incurred commission fees of approximately $11,200 on the expansion.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, although there can be no assurances, we anticipate receiving final approval of our subdivision applications for Flowerfield and Cortlandt Manor in 2023 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets in liquidation on September 30, 2022 and December 31, 2021 would result in estimated liquidating distributions of $22,869,716 and $23,027,770, or approximately $15.42 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $158,054 or $0.11 per share is attributable to the change in the estimated liquidation and operating costs net of estimated receipts, mainly due to estimated legal fees the Company will incur to defend the Article 78 Proceeding of approximately $500,000 and other additional costs net of savings of approximately $146,000 (of which approximately $63,000 relates to lease commissions), offset by additional revenue of approximately $488,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2022 cash balance of $4.4 million plus adjustments for the following items which are estimated through December 31, 2024:

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

The Company estimates that it will incur approximately $1.09 million (included in the statements of net assets as part of the estimated liquidation and operating costs net of estimated receipts) in land entitlement costs from October 2022 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the Flowerfield and Cortlandt Manor property values. During the nine-months ended September 30, 2022, the Company incurred approximately $282,000 of land entitlement costs (approximately $87,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.09 million (inclusive of real estate taxes of $309K and regulatory fees of $376K) will be incurred from October 2022 through the end of the liquidation period. Certain of the Company’s service vendors have agreed to defer approximately $198,600 of the remaining $1.09 million until the first post subdivision property lot is sold. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve maximum pre-construction values. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement process itself. The value of the real estate reported in the statement of net assets as of September 30, 2022 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation on September 30, 2022 ($22,869,716) results in estimated liquidating distributions of approximately $15.42 per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the actual potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated liquidating distributions as of September 30, 2022 because the amount of such additional value is too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will enhance estimated distributions per share through the improved values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the improved values and other expenses. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, changes in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2022 (dollars are in millions).

September 30, 2022 cash and cash equivalents balance	$4.38
Principal payments on loan	(9.83)
Free cash flow from rental operations	2.47	(i)
General and administrative expenses	(4.99)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.09)
Gross real estate proceeds	42.55
Selling costs on real estate	(3.22)
Retention bonus plan for directors, officers and employees	(3.28)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(2.59)	(iv)
Net Assets	$22.87

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.47.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.99).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of $(2.59).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better values for such properties. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays liquidating distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2022, which is discussed below:

Net assets in liquidation on January 1, 2022	$23,027,770
Changes in net assets in liquidation from January 1 through September 30, 2022:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	(158,054)
Total decrease in net assets in liquidation	(158,054)
Net assets in liquidation on September 30, 2022	$22,869,716

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

As of September 30, 2022, the Company had cash and cash equivalents totaling approximately $4.4 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $4.4 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values of Flowerfield and Cortlandt Manor may involve the other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $42.5 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $22.87 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2022 were as follows:

Operating cashflows

●	$2,251,369 in rent and reimbursements.
●	($1,337,090) in operating costs.
●	$914,279 in net operating income

Non-operating cashflows

●	($1,601,227) in corporate expenditures.
●	($318,105) in interest expense.
●	($106,679) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($194,804) of land entitlement costs net of service vendor deferrals of $86,962.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2022.

The Company believes there have been no significant changes in market risk from that disclosed in the Company’s Report on Form 10-K for the twelve months ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (September 30, 2022), we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness pertains to controls related to the accounting of the Company’s estimated value of the real estate held for sale. The material weakness did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects the Statement of Net Assets and Statement of Changes in Net Assets of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

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

Remediation:

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of disclosure controls and procedures. To remediate the aforementioned material weakness, we have commenced measures to remediate the identified material weakness which include:

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed above, there was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART –II - OTHER INFORMATION

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of September 30, 2022, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

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

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, an Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Consequently, the commencement of the Article 78 Proceeding could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although the Company believes that standard market contract terms would include resolution to the Article 78 proceeding as condition to closing and there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control will necessitate an extension of the timeline generally.

A sustained or further increase in inflation could have an adverse impact on our operating expenses, and higher interest rates could result in lower sales proceeds from future dispositions.

In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

In an effort to control inflation, the Federal Reserve in March 2022 began, has continued, and is expected to continue, to raise interest rates. During periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our properties and result in lower sales proceeds from future dispositions.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among other things, repairs and maintenance, janitorial, utilities, security and insurance. Some of our operating expenses may be recoverable through our lease arrangements. Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses. There can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2022.

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

GYRODYNE, LLC

Date: November 8, 2022	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	Inline XBRL Instance (7)

101.SCH	Inline XBRL Taxonomy Extension Schema (7)

101.CAL	Inline XBRL Taxonomy Extension Calculation (7)

101.DEF	Inline XBRL Taxonomy Extension Definition (7)

101.LAB	Inline XBRL Taxonomy Extension Labels (7)

101.PRE	Inline XBRL Taxonomy Extension Presentation (7)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Filed as part of this Report.

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