Form 10-K
period 2022-12-31
Gyrodyne, LLC
filed 2023-03-30
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2022 was $8,650,058. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2023, 1,482,680 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2022. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2022 and 2021 refer to our fiscal years ended or the dates, as the context requires, December 31, 2022 and December 31, 2021, respectively.

Item 1. Business.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2022 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances various other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay liquidating distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our Consolidated Statements of Net Assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation of Settlement entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), dissolution of the Company may be effected upon the vote of holders of a majority of Gyrodyne common shares or, in the Board’s discretion and without any separate approval by the holders of the Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

We remain committed to (1) enhancing the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders, (2) completing the disposition of our assets, (3) making timely distributions to our shareholders, (4) managing capital and liquidity, (5) mitigating risks relating to interest rates and real estate cycles and (6) completing the liquidation of the Company.

As of December 31, 2022, the Company owns the following properties:

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

Strategic Plan to Enhance Property Values, Liquidate/Distribute Proceeds and Dissolve

Our corporate strategy is to pursue entitlements on our two remaining properties so that they can be sold to one or more developers with increased development flexibility and thus maximize value and distributions to our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay liquidating distributions to holders of Gyrodyne common shares. We are unable to predict the precise nature, amount or timing of such distributions. To accomplish our goal of maximizing asset values and distributions to our shareholders, the Company’s plan consists of:

●	managing the real estate portfolio to improve operating cash flow while simultaneously increasing the market values of the underlying properties;
●	managing the strategic sale of real estate assets;
●	pursuing the entitlement efforts of the Flowerfield and Cortlandt Manor properties, to increase development flexibility;
●	focusing use of capital by the Company to preserve or improve the market value of the real estate portfolio; and
●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2022 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns.  Nevertheless, we have begun the process of marketing the properties and, although there can be no assurances, the Company believes, for Flowerfield, subdivision approval will be received in the second half of 2023, and for Cortlandt Manor, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by the middle of 2024 and that we will generally be able to consummate the sale of the properties after subdivision approval is received.  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $30.37 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $20.48 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values as of December 31, 2022 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates.  Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the efforts to maximize value of Flowerfield and Cortlandt Manor and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including proceeds received under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). Nevertheless, the Company is considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise.  However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated.  In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

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

Cortlandt Manor

On February 1, 2021, the Company received a notice (the “SC Termination Notice”) from Sound Cortlandt, LLC, a Delaware limited liability company (“SC LLC”) that it was terminating the Purchase and Sale Agreement (the “SC Agreement”) (originally dated December 7, 2019) for the sale of approximately 4.5 acres of real property located in Cortlandt Manor, New York, together with improvements thereon (the “SC Agreement Property”) for a purchase price of $5,720,000. The SC Termination Notice referenced the termination right and called for the Escrow Agent (as defined in the SC Agreement) to return the earnest money deposit immediately to SC LLC in accordance with the provisions of the SC Agreement. Such earnest money deposit has been returned to SC LLC.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2022, the Company incurred approximately $315,500 of land entitlement costs (approximately $103,000 of which certain of the Company’s service vendors agreed to defer until the first post subdivision property lot is sold), consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.2 million in additional land entitlement costs (approximately $231,000 of which Company vendors have agreed to defer until the first post subdivision property lot is sold) through December 31, 2024 in pursuit of entitlements (approximately $360,000 in Cortlandt Manor and $840,000 in Flowerfield).

The Company is focusing its resources on positioning the properties to be sold with all entitlements to achieve increased development flexibility in the shortest period of time with the least amount of risk to the Company. Because of the vagaries of the real estate market, however, there can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay prices for the properties on an “as is basis” that the Company finds more attractive from a timing or value perspective than values we believe may be reasonably achievable through completing the entitlement process ourselves.

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

The Company’s existing 31,421 square foot Cortlandt Medical Center, situated on 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately eight years the Company along with its planner and engineers have been working closely with the Town to help plan the MOD, identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

In response to the extensive public comments and Town Board input received during the State Environmental Quality Review “(SEQR”) Draft Generic Environmental Impact Statement (“DGEIS”) public hearing process, the Company amended the site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1) Medical Office Lot #2	4,000 sft 84,600 sft

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

In addition to the primary proposal noted above, an alternate mixed-use plan was submitted as part of the SEQRA process. The alternate mixed-use plan includes the following:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	83,500 sft
Retail (Lot #1) Multi-Family Residential Lot #2	1,500 sft 160 Units

The alternate was reviewed for all categories of impacts in the SEQRA documentation similar to the primary proposal, and if approved as anticipated, would have allowed Gyrodyne the option to proceed with either program following MOD designation and subdivision. The alternate was not anticipated to impact the estimated timeline of approvals.

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the SEQRA, i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review (other than site plan review) should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order issued in March 2020, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and proceeded to review the public comments and prepare the Final GEIS (“FGEIS”).  The FGEIS reflects the Cortlandt Manor property’s proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space (together with an Alternate Mixed-Use Plan).  A Town Board work session was conducted March 7, 2022 for the primary purpose of having stakeholders present their current development programs for the benefit of the new Town Board members elected in November 2021. Although not required by SEQRA, the Town Board conducted another public hearing on May 2, 2022 and closed the hearing that evening while leaving the public comment period open for twenty days. The additional public comments are being reviewed and will require formal written responses by stakeholders including Gyrodyne. The Cortlandt Manor Town Board held a public work session on October 24, 2022. During late 2022, the Company’s management team, based on discussions with the Town of Cortlandt, amended its mixed-use campus to reflect the following:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1) Medical office (inclusive of the existing operating building) Lot #2	4,000 sft 50,000 sft
*Lot lines could change until formal subdivision occurs.

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property but rather positioning the property to be sold with the MOD designation necessary for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by the middle of 2024.

The entitlement costs for the year ended December 31, 2022 associated with the ownership and development of this property were approximately $109,900.

Flowerfield. Following market research and related feasibility studies, we identified the entitlements that we believed will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements, special permits, or other concessions that would allow for the identified development projects.

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown has determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department. The final approved (in 2021) FEIS included an eight-lot subdivision. In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on January 26, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on January 24, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals.  The Final Subdivision application is being assembled for submission to the Town for review. Final Subdivision approval is expected in the second half of 2023.

The entitlement costs for the year ended December 31, 2022 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $205,600.

While we cannot predict the outcome of the subdivision application, we undertook to subdivide the Flowerfield property in a manner that we believed will result in increased development flexibility in the shortest amount of time and limited risk (i.e.,  included in our subdivision application is the separation of the existing industrial buildings  into two separate lots which upon resolution of the article 78 proceeding and final subdivision approval will allow us to sell the two lots together or separately, without any site plan approval).  There can be no assurance, however, that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pandemic has negatively impacted demand for office (including medical office) and hotel development “on spec”. The Company’s subdivision plan at Flowerfield will allow for any combination of the aforementioned uses and is marketing the undeveloped lots to reflect such flexibility.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 63-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2022, there were 34 tenants, including one tenant under month-to-month commitments, comprising 37 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2022 is approximately $1,706,000 which included month-to-month annualized base rent of approximately $35,500 on 3,550 square feet. The occupancy rate was 83% as of December 31, 2022.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 31,421 square foot Cortlandt Medical Center.  The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD.  The property consists of five office buildings. As of December 31, 2022, there were three tenants, comprising four leases. The annual base rent based on the rates in effect as of December 2022, is approximately $908,000. The property was 92% occupied as of December 31, 2022.

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2022 and future periods.

The spread of COVID-19 had, and to a lesser extent is expected to continue to have, a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” affected the operations of our tenants. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 39% of the Company’s tenants (based on 2023 projected annual revenues) are not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with Stony Brook University (“SBU”) or SBU Hospital.

The COVID-19 pandemic has adversely impacted, and is expected to continue to impact adversely, the timeliness of local government in granting required approvals. Accordingly, COVID-19 has caused, and is expected to continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed.

Until recently, the U.S economy had been growing as COVID-19 vaccinations were increasingly administered and many commercial activities returned to pre-pandemic practices and operations. However, this favorable outlook could be affected materially by adverse developments related to the extent to which U.S Federal Reserve interest rate hikes in reaction to persistent inflationary pressures have led or could lead to a recession in the U.S and more recently to the crisis in the banking industry, including the second and third largest bank failures in U.S. history.

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

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $1,164,000 of land development fees and other professional fees incurred to date plus approximately $231,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5% (per annum). As of December 31, 2022, directors have deferred $1,065,971 (inclusive of interest) and have committed to an additional $288,000, plus interest, through 2023.

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

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions and the effectiveness of the COVID-19 vaccine program and other mitigation efforts, and the extent to which interest rate hikes to combat inflation and the banking crisis have a recessionary effect.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount of proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see Part I, Item 1A, “Risk Factors” – “Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic”.

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

Competition

Our properties are located in St. James and Cortlandt Manor, New York. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants. These entities and others may be prospective buyers, as well as competitors, with respect to both properties. Principal factors of competition in the Company’s rental property business are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

In pursuit of our business plan, and the sale of properties, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned by the Company, we compete with other owners of like properties for tenants and purchasers.

Internal Growth and Effective Asset Management

Tenant Relations and Lease Compliance. We strive to maintain strong contacts with our tenants in order to understand their current and future real estate rental and development needs. We directly monitor each of our rental properties to ensure they are properly maintained and meet the needs of our tenants.

Extending Lease Maturities. We seek to extend leases at the Flowerfield Industrial Park in advance of expirations to achieve high occupancy levels. We converted the Cortlandt Manor leases to long-term leases with a landlord option to terminate the lease early contingent on the new 100,000 square foot medical office buildings’ completion date. The strategy will improve the value of the operating lot (Lot 2) as it will allow Gyrodyne to market lot one using a lower market-based cap rate plus a premium for development rights.

Financing Strategy

The Company believes it is currently capitalized with adequate cash levels, including proceeds from its credit facilities, to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders.  Nevertheless, the Company is considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2022 was $2,075,005.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2022 was $2,838,477.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2022 was $4,846,601.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. As of March 12, 2023, there were no undrawn amounts under the Mortgage Loan.

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

Major Tenants

For the year ended December 31, 2022, rental income from the Company’s three largest tenants represented approximately 23%, 21% and 9%, respectively, of total rental income.

For the year ended December 31, 2021, rental income from the Company’s three largest tenants represented approximately 23%, 22% and 10%, respectively, of total rental income.

The three largest tenants by revenue as of December 31, 2022 and 2021, consist of a New York State Agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

Fiscal Year 2022 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2022.

Leasing Activity.

During 2022, the Company signed three new leases comprising 4,227 square feet, annual base rent of approximately $78,000 and total lease commitments of approximately $297,000, excluding tenant reimbursements, at an average rate per square foot of $18.40, which were offset by three terminations comprising 3,252 square feet, approximately $46,000 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $14.23. The net impact was an increase in annual lease commitments and rented square footage of approximately $32,000 and 975 square feet, respectively. A total of 16 lease renewals were signed during 2022 comprising approximately 26,000 square feet, $337,000 in annual revenue and $739,000 in total commitments. Additionally, there was one expansion comprising 2,056 square feet, annual revenues of approximately $24,700 and total commitments of approximately $123,000. There were no incentives, lease concessions in the form of rent abatements. Commissions paid during the year ended 2022 were approximately $66,500.

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

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum).  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019 and incorporated herein by reference. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022 and 2023.

Subsequent Business Events

Leasing Activity.

Subsequent to December 31, 2022, the Company signed four lease extensions comprising approximately 4,000 square feet, $66,000 in annual revenue and $75,000 in total lease commitments. There was one termination (for use of a parking lot) comprising approximately $75,000 in annual revenue.

Closure of Financial Institutions.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. As of March 12, 2023, there were no undrawn amounts under the Mortgage Loan.

Employees

As of December 31, 2022 and 2021 we had 4 employees.

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

Gyrodyne has been pursuing various entitlement opportunities to increase the development flexibility of our Flowerfield and Cortlandt Manor properties in order to enhance the resulting aggregate value for such properties as a whole. Our efforts to seek enhancements of such properties are subject to various risks, including the following:

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

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, an Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Consequently, the commencement of the Article 78 Proceeding could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although the Company believes that standard market contract terms would include resolution to the Article 78 proceeding as condition to closing and there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2022 is $30.37 million or $20.48 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

In calculating our estimated net assets, we assume that we will be able to find buyers for all our properties at our estimated amounts. However, we may have overestimated the sales prices that we will be able to obtain for these properties or underestimated the costs associated with such sales. If we are not able to find buyers for these properties in a reasonably timely manner or if we have overestimated the sales prices we will receive, distributions payable to holders of our common shares would be delayed or reduced. Furthermore, our estimated net assets are based on current market conditions, but real estate market values are constantly changing and tend to fluctuate with changes in inflation, interest rates, supply and demand dynamics, real property utilization trends, climate change initiatives, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net proceeds from those properties.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan, litigation costs and liquidating costs, total $14,758,728. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

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

As of December 31, 2022, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to our remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher aggregate values for such properties as a whole and thus higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2024.

Furthermore, the Stipulation’s price floor provision does not factor in land entitlement costs that may be incurred in enhancing the value of any particular property. Although the Retention Bonus Plan as amended properly incentivizes the Company only to engage in value enhancement efforts and incur land entitlement costs if it reasonably believes that property values will increase more than the amount of such costs by calculating the bonus pool as a percentage of the excess of gross sales proceeds from the sale of each property over the designated appraised value as adjusted by land entitlement costs, the price floor provision may nevertheless create a perverse incentive for the Company to incur certain land entitlement costs to increase the value of a property beyond its stipulated price floor even if the land entitlement costs incurred exceed the amount of the increase.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business operations, strategic goals and our financial condition and results of operations.

The Company believes we are currently capitalized with adequate cash levels, including proceeds from our credit facilities, to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders.  Nevertheless, the Company is considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank, with whom our subsidiary GSD Cortlandt, LLC has a mortgage loan, was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. Although a joint statement by the Department of the Treasury, the Federal Reserve and the FDIC announced that all depositors of SVB and Signature Bank would have access to all of their money, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

As of March 12, 2023, there were no undrawn amounts under GSD Cortlandt, LLC’s mortgage loan with Signature Bank. As of such date, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our business operations and strategic plans to position our properties and sell them for maximum value could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets, and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to achieve our strategic goals or cover our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

If we are unable to maintain the occupancy rates of currently leased space and/or to lease currently available space, if tenants default under their leases or other obligations to us or if our cash flow is otherwise less than we expect, distributions to our shareholders may be delayed or reduced.

The sales proceeds that could be generated from opportunistic dispositions of our real properties depend in large part on occupancy and rental rates, our success in renting currently available space and the existence of any significant tenant defaults that were not subsequently cured. In calculating the estimated distributions, it was assumed that we would maintain the occupancy rates of currently leased space and that we would not experience any significant tenant defaults during the process of seeking entitlements and selling assets that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our distributions. Disposition proceeds and related distributions will be reduced to the extent that we receive less rental income than we expect. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease or make other modifications that are unfavorable to us.

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

The Coronavirus pandemic has affected and will likely for the foreseeable future affect the markets in which our tenants operate and otherwise impact our facilities, which will adversely impact the businesses of our tenants and, in turn, our business, financial condition, results of operations and our ability to pay distributions. Not-for-profit corporations and tenants that are neither medical offices nor part of or affiliated with SBU or SBU Hospital, which together account for approximately 39% ($1,020,000) of the Company’s projected annual rental revenues for 2023, are expected to be adversely affected disproportionately by the economic ramifications of COVID-19.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 22% of our total rentable square feet and the annual rent is expected to represent approximately 27% of our annual rental revenue for 2023.

The largest medical tenant in the Cortlandt Manor Medical Center represents 14% of our total rentable square feet as of December 31, 2022. The annual rent from such tenant is expected to represent approximately 28% of our annual rental revenue for 2023.

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

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. The long-term impact of the pandemic on our liquidation plan cannot be predicted at this time, and could depend on numerous factors, including the impact of work-from-home and telemedicine on real property utilization trends, vaccination rates among the population, effectiveness of COVID-19 vaccines and responses by governmental bodies and regulators, including in particular those local authorities that preside over our entitlement process.

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

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among other things, repairs and maintenance, janitorial, utilities, security and insurance. Some of our operating expenses may be recoverable through our lease arrangements. Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses. There can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing resulting in reduced sale proceeds.

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

Approximately 31,400 square feet of our rentable space and approximately 30% of our gross revenues for 2022 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 22% of our overall rentable space.  The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $687,000 in annual rental revenue.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2022 was $2,075,005.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2022 was $2,838,477.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”) from Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2022 was $4,846,601.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. As of March 12, 2023, there were no undrawn amounts under the Mortgage Loan.

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

Real Estate Investments

The Company owns a 63-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,377 square feet of rental space and is approximately 83% occupied by 34 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 31,421 square feet of rental space and is currently 92% occupied by 3 tenants.

During 2022 and 2021, land entitlement costs incurred were approximately $315,500 and $567,000, respectively. The Company continues to believe the pursuit of entitlements will increase the development flexibility of our properties.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value on December 31, 2022 is estimated to be $53,670,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts.

The average age of the buildings on our properties is approximately 62 years at Flowerfield and 32 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 26,573 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the five buildings located in the Cortlandt Medical Center, the rental size units range from 1,253 to 3,943 square feet and consist primarily of medical professionals.

The Company maintains liability umbrella policies and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2022 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,377	83%	$1,705,800	$16.06	34	2
Cortlandt Medical Center	31,421	92%	$907,900	$31.51	3	2
All Locations	158,798	85%	$2,613,700	$19.36	37	3

The following table sets forth scheduled lease expirations on the properties as of December 31, 2022:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2023	15	20,000	$387,000	15.02%
2024	10	14,000	240,000	9.30%
2025	5	35,000	757,000	29.35%
2026	6	33,000	881,000	34.16%
2027	4	13,000	138,000	5.36%
Thereafter	1	17,000	176,000	6.82%

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2022, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Title of Class	Number of Holders of Record as of February 28, 2023
Common shares of limited liability interests	297

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The value of the real estate reported in the Statement of Net Assets as of December 31, 2022, includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares.

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

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

As of December 31, 2022, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

  None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward–Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, ongoing community activism, risk related to the recent banking crisis and closure of two major banks (including one with whom we indirectly have a mortgage loan), regulatory enforcement, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties, the potential effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, recession and supply chain constraints or disruptions, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

New factors emerge from time to time, and it is not possible for us to predict which factors will affect future results. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In particular, it is difficult to fully assess the impact of COVID-19, the risk of inflation, rising interest rates, the banking crisis and possible recession at this time. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. We operate as a fully integrated, self-administered and self-managed real estate company focused on pursuing entitlements, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and industrial properties. Our properties are located in Suffolk and Westchester counties in New York, which are characterized by strong real estate markets.

As of December 31, 2022, the consolidated portfolio includes two developed properties, consisting of 9 buildings with an aggregate of 158,798 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to increase development flexibility of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of increasing development flexibility with respect to our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2022, our properties were 85% leased to 37 tenants. As of December 31, 2021, our properties were 81% leased to 39 tenants.

Our leasing strategy for 2023 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2024 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place on December 31, 2022. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2023	15	20,000	$387,000	15.02%
2024	10	14,000	240,000	9.30%
2025	5	35,000	757,000	29.35%
2026	6	33,000	881,000	34.16%
2027	4	13,000	138,000	5.36%
Thereafter	1	17,000	176,000	6.82%

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

During 2022, the Company did not incur any leasing fees other than commissions. Commissions paid on new leases were approximately $66,500 for revenue commitments of approximately $1,395,000 with leases ranging from one to five years.  The Company has approximately 15% of its annual leasing revenue up for renewal in 2023, which compares favorably to 24% of leases up for renewal in 2022.  General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2022.

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

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements, and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

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

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns.  Nevertheless, although there can be no assurances, the Company believes, for Flowerfield, subdivision approval will be received in the second half of 2023, and for Cortlandt Manor, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by the middle of 2024 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received.  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2024. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

The most significant estimates are the estimates on the net realizable value from the sale of our real estate, the estimated costs/time to pursue entitlements, litigation fees and the related timeline to complete the liquidation.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets in liquidation on December 31, 2022 and 2021 would result in estimated liquidating distributions of $30,367,499 and $23,027,770, or approximately $20.48 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $7,339,729 or $4.95 per share is mainly attributable to the change in the estimated value of the real estate, due to the current status of entitlement uses and market conditions offset by an increase in estimated selling costs and estimated retention bonus due to the increase in real estate value as well as an increase in legal fees mainly attributable to the Article 78 proceedings.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the December 31, 2022 cash balance of $4.08 million plus adjustments for the following items which are estimated through December 31, 2024:

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

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties and associated litigation.
5.	Retention bonus amounts.
6.	Principal payments on the Company’s credit facilities.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.2 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2022, the Company incurred approximately $315,500 of land entitlement costs (approximately $103,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold), consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.2 million (inclusive of real estate taxes of $296,000 and regulatory fees of $373,500) will be incurred from January 2023 through the end of the liquidation period. Certain of Company’s service vendors have agreed to defer approximately $231,000 of the remaining $1.2 million until the first post subdivision property lot is sold. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2022 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of December 31, 2022 ($30,367,499) and 2021 ($23,027,770) results in estimated distributions of approximately $20.48 and $15.53, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2022 and 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2022 (dollars are in millions).

December 31, 2022 cash and cash equivalents balance	$4.08
Principal payments on loan	(9.76)
Free cash flow from rental operations	2.18	(i)
General and administrative expenses	(4.74)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.20)
Gross real estate proceeds	53.67
Selling costs on real estate	(3.82)
Retention bonus plan for directors, officers and employees	(5.69)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(2.82)	(iv)
Net Assets	$30.37

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.18.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.74).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($2.82).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2022 and 2021, respectively, all of which is discussed below:

Net assets on January 1, 2021	$22,487,944
Changes in net assets from January 1 through December 31, 2021:
Remeasurement of assets and liabilities	(3,455,174)
Change in value of real estate	3,995,000
Total change in net assets	539,826	(a)
Net assets on December 31, 2021	23,027,770
Changes in net assets for the year ended December 31, 2022
Remeasurement of assets and liabilities	(3,803,771)
Change in value of real estate	11,143,500
Total change in net assets	7,339,729	(b)
Net assets on December 31, 2022	$30,367,499

(a)The increase in net assets in liquidation during 2021 was the result of an increase in real estate value offset by the two-year extension in timeline and an increase in selling costs and retention bonus payments (both of which are due to the increase in real estate value).

(b) The increase in net assets in liquidation during 2022 was the result of an increase in real estate value offset by an increase in selling costs and retention bonus payments (both of which are due to the increase in real estate value) as well as an increase in legal fees mainly attributable to the Article 78 proceeding.

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

We generally finance our operations through cash on hand.  The Company is also considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise.  Certain of the Company’s major vendors have agreed to defer payment on 50% of their fees until the first subdivided lot is sold.  Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum).  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

As of December 31, 2022, the Company had cash and cash equivalents totaling approximately $4.08 million.  The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution.  Nevertheless, the Company is considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise.  The $4.08 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties.  The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.  The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.67 million.  Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.37 million.

The Company’s primary sources of funds are as follows:

●	current cash and cash equivalents;
●	rents and tenant reimbursements received on our remaining real estate operating assets;
●	sale of assets; and

Excluding gross proceeds from the sale of assets, the Company’s gross rents and tenant reimbursements net of rental expenses is less than the combined total annual general and administrative costs, capital expenditures and land entitlement costs creating a net use of cash on an annual basis through the liquidation process. The Company believes the cash and cash equivalents plus the proceeds from the sale of assets will exceed the costs to complete the liquidation of the Company. In addition, the Company has and will continue to review operating activities for possible cost reductions and additional capital/credit needs throughout the liquidation process.

Major elements of the Company’s cashflows for the year ended December 31, 2022 were as follows:

Operating Cashflows:

●	$3,075,436 in rent and reimbursements.
●	($1,812,364) in operating costs.
●	$1,263,072 in net operating income.

Nonoperating Cashflows:

●	$18,500 in proceeds from an easement agreement.
●	($109,883) of land entitlement costs incurred for the Cortlandt Manor property.
●	($205,573) of land entitlement costs incurred for the Flowerfield property.
●	($129,511) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,683,261) of corporate expenditures including interest expense.
●	($268,439) of principal payments on our loans.
●	$527,175 in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2021 were as follows:

Operating Cashflows:

●	$2,656,374 in rent and reimbursements.
●	($1,628,665) in operating costs.
●	$1,027,709 in net operating income.

Nonoperating Cashflows:

●	$4,868,689 in loan proceeds.
●	$430,702 in proceeds from the sale of real estate.
●	($176,136) of land entitlement costs incurred for the Cortlandt Manor property.
●	($391,279) of land entitlement costs incurred for the Flowerfield property.
●	($113,540) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,156,888) of corporate expenditures including interest expense.
●	($185,643) of costs incurred to secure non-revolving credit line.
●	$169,000 in restricted cash.
●	$565,626 in changes in working capital.

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

COVID-19:

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information available currently to the Company may change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2022 and future periods.

The spread of COVID-19 had, and to a lesser extent, is expected to continue to have, a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located and the broader financial markets. Nearly every industry has been impacted directly or indirectly and has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” affected the operations of our tenants. The Company’s properties and tenants have been impacted by these and other factors as follows:

●

As of the date of this Annual Report on Form 10-K, both of the Company’s properties are open and the Company believes are operating in compliance with federal, state and local COVID-19 guidelines and mandates. Both of the Company’s properties feature tenants designated as “essential”.

●

Approximately 39% of the Company’s tenants (based on 2023 projected annual revenues) are not-for-profit corporations or tenants that are neither medical offices nor part of or affiliated with Stony Brook University “(SBU”) or SBU Hospital.

The COVID-19 pandemic has adversely impacted, and is expected to continue to impact, adversely, the timeliness of local government in granting required approvals. Accordingly, COVID-19 has caused, and is expected to continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed.

Until recently, the U.S economy had been growing as COVID-19 vaccinations were increasingly administered and many commercial activities returned to pre-pandemic practices and operations. However, this favorable outlook could be affected materially by adverse developments related to the extent to which U.S Federal Reserve interest rate hikes in reaction to persistent inflationary pressures have led or could lead to a recession in the U.S and more recently to the crisis in the banking industry, including the second and third largest bank failures in U.S. history.

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

●

The Company has taken proactive measures to manage costs, including securing agreements from certain of the Company’s major service vendors to defer approximately $1,164,000 of land development fees and other professional fees incurred to date plus approximately $231,000 of forecasted land development fees until the first post subdivision property lot is sold. The only significant expenditures the Company plans to make at this time on our properties relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

●

We adopted a Deferred Compensation Plan effective as of January 1, 2020 pursuant to which officers and directors may elect to defer a portion of their compensation until the earlier of December 15, 2026 or adoption of a Plan of Liquidation, together with interest on such deferred payments at a fixed rate of 5% (per annum). As of December 31, 2022, directors have deferred $1,065,971 (inclusive of interest) and have committed to an additional $288,000, plus interest through 2023.

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

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions and the effectiveness of the COVID-19 vaccine program and other mitigation efforts, and the extent to which interest rate hikes to combat inflation and the banking crisis have a recessionary effect.

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

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm (PCAOB ID 23)

(2) Consolidated Statements of Net Assets as of December 31, 2022 and 2021 (liquidation basis)

(3) Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022 and 2021 (liquidation basis)

(4) Notes to Consolidated Financial Statements

(5) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

The Company implemented, in 2022, a remediation plan incorporating additional processes, controls and procedures relating to the preparation and review of the Company’s estimated real estate value calculation prior to the preparation of the consolidated financial statements for the year ended December 31, 2022 and concluded that the material weakness noted in 2021 no longer existed as of December 31, 2022. There were no other significant changes in our internal control over financial reporting identified with our evaluation that occurred during the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2023 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	57	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	77	2015	1997	2025
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Ronald J. Macklin	60	2015	2003	2024
Director of the Company

Philip F. Palmedo	88	2015	1996	2023
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	63	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	64	2015	2006	2023
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	68	2015	2002	2025
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 57, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 77, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Ronald J. Macklin, age 60, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 88, was appointed to the Board in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005 and is currently a member of its Audit Committee. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He also served as a trustee for the Stony Brook Foundation and is currently on the Planning Board for the Village of Head of the Harbor. Mr. Palmedo received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 63, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 19 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 64, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 68, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2022 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2022 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2022.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which until March 28, 2022 consisted of Messrs. Smith, Levine, and Macklin. Mr. Levine resigned as a director and as a member of the Audit Committee, effective March 28, 2022. The Board appointed Mr. Palmedo to replace Mr. Levine on the Audit Committee. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board had previously determined that at least one member, Mr. Smith qualifies as an “audit committee financial expert” as a result of relevant experience in the commercial banking industry.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2022	250,000	10,000	-	-	-	-	-	260,000
President, CEO, CFO and Treasurer	2021	250,000	-	-	-	-	-	-	250,000

Peter Pitsiokos	2022	200,000	10,000	-	-	-	-	-	210,000
COO and Secretary	2021	200,000	-	-	-	-	-	-	200,000

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)	Employment Agreements

On May 17, 2013, the Company entered into a new employment agreement with Gary J. Fitlin (the “Employment Agreement”) dated May 15, 2013 and effective April 1, 2013, pursuant to which Mr. Fitlin continued to serve as President and Chief Executive Officer and Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Fitlin earns a base salary at the rate of $250,000 per year plus a discretionary bonus, as determined and approved by the Board based upon the profitability and/or performance of Gyrodyne. Additionally, Mr. Fitlin is entitled to a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreement defines a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreement, there is no required minimum period of employment, and either the Company or Mr. Fitlin may terminate at any time, with or without cause. If Mr. Fitlin is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If Mr. Fitlin is terminated for cause (as defined in the Employment Agreement), he will be paid the pro rata share of his base salary through the date of termination. Mr. Fitlin may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2022, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. The summary appearing below reflects the terms set forth in the Plan as modified by four amendments, the fourth of which was approved in 2022.

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

The Plan provides that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property meet or exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 to the Plan as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

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

Under the Plan, there were no payments made during the years ended 2022 and 2021.

2022 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2022:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$-	$-	$-	$120,000

Philip F. Palmedo	42,000	-	-	-	-	-	42,000

Elliot H. Levine*	10,500	-	-	-	-	-	10,500

Richard B. Smith	42,000	-	-	-	-	-	42,000

Ronald J. Macklin	42,000	-	-	-	-	-	42,000

Nader G.M. Salour	42,000	-	-	-	-	-	42,000

Total	$298,500	$-	$-	$-	$-	$-	$298,500

*Elliot Levine resigned from the Board, effective March 28, 2022.

Deferred Compensation Plan. On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which is attached hereto as Exhibit 10.12. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2022, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)

The following table sets forth certain information as of February 28, 2023, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (10)
Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	272,388	(2)	18.4

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	119,248	(3)	8.0

Towerview LLC. 460 Park Avenue New York, NY 10022	118,203	(4)	8.0

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	113,557	(5)	7.7

Star Equity Fund LP 53 Forest Avenue, Suite 101 Greenwich, CT 06870	74,734	(6)	5.0

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	37,259	(7)	2.5

Philip F. Palmedo 1 Flowerfield, Suite 24 St. James, NY 11780	16,677	(8)	1.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	3,866		*

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	862		*

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	1,381		*

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

All executive officers and Directors as a group (7 persons)	60,045		4.0(9)

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

(3) On February 13, 2023, Grantham, Mayo, Van Otterloo & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 119,248 common shares. The Schedule 13G was filed by Gregory Pottle.

(4) On January 5, 2023, Towerview LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 118,203 common shares. The Schedule 13G was filed by Daniel R. Tisch.

(5) On August 20, 2020, Neil Subin filed a Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 113,557 common shares.

(6) On August 30, 2022, Star Equity Fund, LP filed a Schedule 13D with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and power to dispose of or direct the disposition of 74,734 common shares. The Schedule 13D was filed by Jeffrey Eberwein and Richard Coleman.

(7) Includes 4,368 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 32,891 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(8) Does not include his wife’s ownership of 4,125 shares in which he denies any beneficial interest.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of February 28,2023.

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

Term	Square Feet	Annual Rent	Total Commitment (excluding renewal options)
April 2022-Dec 2027	6,006	$51,051	$317,455

During the twelve months ended December 31, 2022 and 2021, the Company received rental revenue of $47,190 and $35,607, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2022 and 2021:

Fee Category	Fiscal December 31, 2022	Fiscal December 31, 2021
Audit Fees (1)	$101,500	$76,750
Audit-Related Fees (2)	16,131	8,160
Tax Fees (3)	56,640	37,395
Total Fees	$174,271	$122,305

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2022 and 2021, respectively.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2022 and 2021 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2022 and 2021, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Nonqualified Deferred Compensation Plan (10)

10.10	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (11)

10.11	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.12	Notice of Termination from BSL St. James LLC (13)

10.13	Notice of Termination from Sound Cortlandt, LLC (14)

21.1	List of all subsidiaries (15)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

101.INS	Inline XBRL Instance (15)

101.SCH	Inline XBRL Taxonomy Extension Schema (15)

101.CAL	Inline XBRL Taxonomy Extension Calculation (15)

101.DEF	Inline XBRL Taxonomy Extension Definition (15)

101.LAB	Inline XBRL Taxonomy Extension Labels (15)

101.PRE	Inline XBRL Taxonomy Extension Presentation (15)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(11)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on August 30, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(14)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on April 13, 2021.

(15)	Filed as part of this report.

(16)

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

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer Date: March 30, 2023

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2023

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2023

/S/ Philip F. Palmedo
By Philip F. Palmedo, Director
Date: March 30, 2023

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2023

Exhibit Index

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Nonqualified Deferred Compensation Plan (10)

10.10	Purchase and Sale Agreement effective as of August 27, 2019 between GSD Flowerfield LLC and BSL St. James LLC (11)

10.11	Purchase and Sale Agreement effective as of December 7, 2019 between GSD Cortlandt LLC, Buttonwood LLC and Sound Cortlandt LLC (12)

10.12	Notice of Termination from BSL St. James LLC (13)

10.13	Notice of Termination from Sound Cortlandt, LLC (14)

21.1	List of all subsidiaries (15)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

101.INS	Inline XBRL Instance (15)

101.SCH	Inline XBRL Taxonomy Extension Schema (15)

101.CAL	Inline XBRL Taxonomy Extension Calculation (15)

101.DEF	Inline XBRL Taxonomy Extension Definition (15)

101.LAB	Inline XBRL Taxonomy Extension Labels (15)

101.PRE	Inline XBRL Taxonomy Extension Presentation (15)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(11)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on August 30, 2019.

(12)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(14)	Incorporated herein by reference to Form 10-K, filed with the Securities and Exchange Commission on April 13, 2021.

(15)	Filed as part of this report.

(16)

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

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2022 and 2021	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2022 and 2021 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022 and 2021 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Gyrodyne, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2022 and 2021, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

●	With the assistance of our fair value specialists, we performed the following procedures:
o	Assessed the reasonableness of the significant assumptions used in both real estate appraisals and discounted cash flow analyses, including estimates of capitalization rates, and discount rates.
o	Tested the source information underlying the assumptions.
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

/s/ Baker Tilly US, LLP

Tysons, Virginia

March 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2022	December 31, 2021
ASSETS:
Real estate held for sale	$53,670,000	$42,545,000
Cash and cash equivalents	4,082,774	5,670,693
Rent receivable	99,683	39,566
Other receivables	36,009	28,796
Total Assets	$57,888,466	$48,284,055

LIABILITIES:
Accounts payable	$1,445,487	$1,146,651
Accrued liabilities	1,287,209	940,794
Deferred rent liability	38,746	36,474
Tenant security deposits payable	230,714	258,605
Mortgage loans payable	9,760,083	10,028,522
Estimated liquidation and operating costs net of receipts	14,758,728	12,845,239
Total Liabilities	27,520,967	25,256,285
Net assets	$30,367,499	$23,027,770

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2022	2021

Net assets, beginning of period	$23,027,770	$22,487,944
Changes in net assets:
Change in real estate value	11,143,500	3,995,000
Remeasurement of assets and liabilities	(3,803,771)	(3,455,174)
Net increase in value	7,339,729	539,826
Net assets, end of period	$30,367,499	$23,027,770

See notes to consolidated financial statements

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

1.	The Company

Strategic Overview

Gyrodyne, LLC’s (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) corporate strategy is to pursue entitlements to provide purchasers increased development flexibility of Cortlandt Manor and Flowerfield, our two remaining properties, so that they can be sold to one or more developers at higher prices thereby maximizing value and distributions. Gyrodyne intends to dissolve after we complete the disposition of our assets, apply the proceeds to settle debts and claims, and then pay liquidating distributions to our shareholders.

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

An Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the ongoing pandemic has had on the court system. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2024, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we have begun the process of marketing the properties and, although there can be no assurances, the Company believes, for Flowerfield, subdivision approval will be received in the second half of 2023, and for Cortlandt Manor, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by the middle of 2024.

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
Years Ended December 31, 2022 and 2021

Substantially all of our developed properties are subject to leases in which the tenant reimburses the Company for a portion, all of or substantially all of the costs and/or cost increases for utilities, insurance, repairs, maintenance and real estate taxes. Certain leases provide that the Company is responsible for certain operating expenses.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Note 14 – Contingencies) and settle and pay our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on value.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2024.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2022, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets as of December 31, 2022 and 2021 would result in estimated liquidating distributions of $30,367,499 and $23,027,770, or approximately $20.48 and $15.53 per common share, respectively, based on 1,482,680 shares outstanding. The increase of $7,339,729 or $4.95 per share is mainly attributable to the change in the estimated value of the real estate, due to the current status of entitlement uses and market conditions offset by an increase in estimated selling costs and estimated retention bonus due to the increase in real estate value as well as an increase in legal fees due to the Article 78 Proceeding.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.2 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs from January 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2022, the Company incurred approximately $315,500 of land entitlement costs (approximately $103,000 of which certain of the Company’s service vendors have agreed to defer until the first post subdivision property lot is sold), consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.2 million (inclusive of real estate taxes of $296,000 and regulatory fees of $373,500) will be incurred from January 2023 through the end of the liquidation period. Certain of Company’s service vendors have agreed to defer approximately $231,000 of the remaining $1.2 million until the first post subdivision property lot is sold. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2022 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

The net assets as of December 31, 2022 ($30,367,499) and 2021 ($23,027,770) results in estimated distributions of approximately $20.48 and $15.53, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2022 and 2021 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the liquidation period of $14,758,728, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2022 through December 31, 2022 is as follows:

	January 1, 2022	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2022
Assets:
Estimated rents and reimbursements	$8,506,955	$(3,075,436)	$811,561	$6,243,080
Prepaid expenses and other assets	946,772	16,685	-	963,457
Liabilities:
Property operating costs	(5,147,536)	1,812,364	(422,895)	(3,758,067)
Capital expenditures	(415,327)	129,511	(17,906)	(303,722)
Land entitlement costs	(1,367,679)*	315,456	(152,268)	(1,204,491)*
Corporate expenditures	(8,872,500)	2,691,702	(1,010,191)**	(7,190,989)
Selling costs on real estate assets***	(3,215,311)	-	(607,146)	(3,822,457)
Retention bonus payments to directors, officers and employees***	(3,280,613)	-	(2,404,926)	(5,685,539)
Liability for estimated liquidation and operating costs net of estimated receipts	$(12,845,239)	$1,890,282	$(3,803,771)	$(14,758,728)

*The Company reached agreements with certain service vendors to defer payment of approximately $231,000 of the $1.2 million until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The remeasurement of corporate expenditures includes $500,000 in additional legal fees to address the Article 78 proceeding of which $170,000 was incurred through December 31, 2022 leaving a balance of $330,000.

***The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

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
Years Ended December 31, 2022 and 2021

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2022 was $2,075,005.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2022 was $2,838,477.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2022 was $4,846,601.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. As of March 12, 2023, there were no undrawn amounts under the Mortgage Loan.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

The total debt payable mature as follows:

Years Ending December 31,
2023	$284,241
2024	295,281
2025	306,750
2026	4,762,608
2027	220,596
Thereafter	3,890,607
Total	$9,760,083

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2022, the net realizable value of real estate increased by $11,143,500 and in 2021 it increased by $3,995,000. The 2022 increase is primarily driven by the current status of entitlement uses and market conditions. The 2021 increase was primarily driven by the then current status of entitlement uses and market conditions. The valuation of the remaining real estate as of December 31, 2022 was $53,670,000.

	2022	2021
Net Realizable Value at beginning of period	$42,545,000	$39,050,000
Sale of Real Estate
Flowerfield	(18,500)	(500,000)
Change in Net Realizable Value
Cortlandt Manor	900,000	1,570,000
Flowerfield	10,243,500	2,425,000
Net Realizable Value on December 31,	$53,670,000	$42,545,000

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

8.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31, 2022	December 31, 2021		December 31, 2022	December 31, 2021
Current accounts payable	$281,174	$237,318	Accrued liabilities	$221,238	$218,100
Other accounts payable (a)	1,164,313	909,333	Deferred Compensation to Directors (b)	1,065,971	722,694
Total	$1,445,487	$1,146,651	Total	$1,287,209	$940,794
(a)

The Company reached agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2020, 2021, 2022 and 2023. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

Accrued liabilities on December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Payroll and related taxes	$37,494	$54,307
Professional fees	183,744	163,793
Total	$221,238	$218,100

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2020, 2021 and 2022.

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

As of December 31, 2022 and 2021, respectively, the Company had a zero balance in its allowance for doubtful accounts.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2022 and 2021. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2022 rental income from the Company’s three largest tenants represented approximately 23%, 21% and 9% of total rental income.  The three largest tenants by revenue as of December 31, 2022 consist of a New York State Agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

The current economic challenges facing state and local budgets impacted most of the Company’s largest tenants. In addition, the current economic challenges stemming from the coronavirus are disproportionately impacting tenants that are not part of or affiliated with a major hospital which together comprise 39% of our expected 2023 rental revenue. There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of December 31, 2022 and 2021, other commitments and contingencies are summarized in the below table:

	2022	2021
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	89,000	89,000
Total	$439,000	$439,000
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

Retention Bonus Plan- In May 2014, the Board of Directors approved a retention bonus plan (as amended, the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale. The summary appearing below reflects the terms set forth in the Plan as modified by four amendments, the fourth of which was approved in 2022.

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

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

The Plan provides that no benefits are to be paid to participants from the sale of any individual post-subdivided lot from either of the Company’s Flowerfield or Cortlandt Manor properties until aggregate sale proceeds from all sales of post-subdivided lots from such property meet or exceed a designated aggregate floor for such property. The aggregate floor for each of the Flowerfield and Cortlandt Manor properties is defined in Amendment No. 3 to the Plan as the 2013 appraisal of such property plus land development costs incurred for such property since such appraisal.

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
Years Ended December 31, 2022 and 2021

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

Under the Plan, there were no payments made during the years ended 2022 and 2021.

Deferred Compensation Plan - On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022 and 2023.

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
Years Ended December 31, 2022 and 2021

Fair Value Measurements - The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

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

As of December 31, 2022 and 2021, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the U.S. economy, including the real estate market. To date, the COVID-19 pandemic has impacted operations of our existing properties, and we believe it had a negative impact on our strategic plan to enhance the value of our properties and sell them at higher prices and on our operating generally. In particular, the pandemic has adversely impacted our gross profit from operations and has been a significant factor in prolonging the entitlement process. We believe it was also a major factor leading to the termination in 2021 by the purchasers in two purchase agreements for the sale of portions of our Cortlandt Manor and Flowerfield properties.

Until recently, the U.S economy has been growing as COVID-19 vaccinations are increasingly administered and many commercial activities returned to pre-pandemic practices and operations. However, this favorable outlook could be affected materially by adverse developments related to the extent to which U.S Federal Reserve interest rate hikes in reaction to persistent inflationary pressures have led or could lead to a recession in the U.S and more recently to the crisis in the banking industry, including the second and third largest bank failures in U.S. history.

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

GYRODYNE, LLC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2022 and 2021

Small businesses have been and are expected to continue to be adversely affected disproportionately by the economic ramifications of COVID-19. In terms of its own tenants, the Company deems as small businesses those that are not part of or affiliated with a major hospital, which in the aggregate account for approximately 39% ($1,020,000) of the Company’s projected annual rental revenues for 2023. Although it is difficult to estimate the duration and full extent of the COVID-19 pandemic, its impact on our future results could be significant and will largely depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, risks that may arise from mutations or related strains of the virus, the success of actions taken to contain or treat COVID-19 and reactions by real estate developers and investors, consumers, companies, governmental entities and capital markets. We are actively working with our tenants to manage and mitigate the impact of COVID-19 on the Company’s operations, liquidity and resulting Net Asset Value.

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

Term	Square Feet	Annual Rent	Total Commitment (excluding renewal options)
April 2022-Dec 2027	6,006	$51,051	$317,455

During the twelve months ended December 31, 2022 and 2021, the Company received rental revenue of $47,190 and $35,607, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.