Form 10-Q
period 2023-03-31
Gyrodyne, LLC
filed 2023-05-12
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 12, 2023, there were 1,482,680 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022
(Liquidation Basis)

	March 31,	December 31,
	2023 (Unaudited)	2022
ASSETS:
Real estate held for sale	$53,670,000	$53,670,000
Cash and cash equivalents	3,684,192	4,082,774
Rent receivable	120,141	99,683
Other receivables	41,768	36,009
Total Assets	$57,516,101	$57,888,466

LIABILITIES:
Accounts payable	$1,563,917	$1,445,487
Accrued liabilities	1,337,017	1,287,209
Deferred rent liability	216,863	38,746
Tenant security deposits payable	231,977	230,714
Loans payable	9,690,068	9,760,083
Estimated liquidation and operating costs net of estimated receipts	14,166,820	14,758,728
Total Liabilities	27,206,662	27,520,967
Net assets in liquidation	$30,309,439	$30,367,499

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2023

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2022		$30,367,499
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	(58,060)
Net decrease in liquidation value		(58,060)
Net assets in liquidation, as of March 31, 2023		$30,309,439

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2023 (unaudited)

1.	The Company

Strategic Overview

Gyrodyne, LLC’s (including its subsidiaries, “Gyrodyne”, the “Company” or the “Registrant”) corporate strategy is to pursue entitlements on our two remaining properties, so that they can be sold to one or more developers with increased development flexibility at higher prices, thereby maximizing value and distributions. Gyrodyne intends to dissolve after we complete the disposition of our assets, apply the proceeds to settle debts and claims, and then pay liquidating distributions to our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition.

The Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the pandemic has had on the court system. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could still culminate by year-end 2024, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval for the undeveloped portion of Flowerfield (the developed portion, situated on two separate lots may be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will not necessitate an extension of the timeline.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved Local Law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property.  Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use.

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2023 for Flowerfield, and could be received for Cortlandt Manor by the middle of 2024, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with a class action lawsuit settled in 2015 (See Note 12 – Contingencies) and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2023.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2023, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of March 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,309,439 and $30,367,499, or approximately $20.44 and $20.48 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $58,060 or $0.04 per share is mainly attributable to additional general and administrative fees offset by additional interest income and tenant reimbursements.

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
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability coverage including post liquidation tail policy coverage, and financial and legal fees (inclusive of the Article 78 Proceeding) to complete the liquidation.

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

The Company estimates that it will incur approximately $952,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from April 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions.  During the three months ended March 31, 2023, the Company incurred approximately $253,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes.  The Company believes the remaining balance of $952,000 (inclusive of real estate taxes of $254,000 and regulatory fees of $363,500) will be incurred from April 2023 through the end of the liquidation period, approximately $132,000 of which is subject to the informal deferral arrangement by certain of our service providers until the first post subdivision property lot is sold.  The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of March 31, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2023 ($30,309,439) and December 31, 2022 ($30,367,499) results in estimated distributions of approximately $20.44 and $20.48, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2023 and December 31, 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $14,166,820, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2023 through March 31, 2023 is as follows:

	January 1, 2023	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2023
Assets:
Estimated rents and reimbursements	$6,243,080	$(784,548)	$10,615	$5,469,147
Prepaid expenses and other assets	963,457	12,147	-	975,604
Liabilities:
Property operating costs	(3,758,067)	444,010	32,972	(3,281,085)
Capital expenditures	(303,722)	94,791	-	(208,931)
Land entitlement costs	(1,204,491)*	252,825	-	(951,666)*
Corporate expenditures	(7,190,989)	630,743	(101,647)	(6,661,893)
Selling costs on real estate assets**	(3,822,457)	-	-	(3,822,457)
Retention bonus payments to directors, officers and employees**	(5,685,539)	-	-	(5,685,539)
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,758,728)	$649,968	$(58,060)	$(14,166,820)

*The Company reached informal agreements with certain service vendors to defer payment of approximately $132,000 of the $952,000 until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of March 31, 2023 was $2,055,246.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of March 31, 2023 was $2,811,619.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2022, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser on or before September 14, 2023, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of March 31, 2023 was $4,823,203.

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

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

The total debt payable mature as follows:

Years Ending March 31,
2024	$286,962
2025	288,733
2026	309,686
2027	4,738,473
2028	222,726
Thereafter	3,843,488
Total	$9,690,068

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Current accounts payable	$379,819	$281,174	Accrued liabilities	$185,366	$221,238
Deferred accounts payable (a)	1,184,098	1,164,313	Deferred Compensation to Directors (b)	1,151,651	1,065,971
Total	$1,563,917	$1,445,487	Total	$1,337,017	$1,287,209
(a)

The Company reached informal agreements with certain service vendors to defer payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2023, 2022, 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2019, 2020, 2021, and 2022.

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

As of each March 31, 2023 and December 31, 2022, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2023 and December 31, 2022. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the three months ended March 31, 2023 rental income from the Company’s three largest tenants represented approximately 24%, 21% and 8% of total rental income. The three largest tenants by revenue as of March 31, 2023 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

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

As of March 31, 2023, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the three months ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition.

Shareholder Nomination –

The Company received a notice dated April 25, 2023 from Star Equity Fund, LP (“Star Equity”), which allegedly owned approximately 5.4% of our outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at the 2023 Annual Meeting of Shareholders. The Company remains open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Shareholders.

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

14.	Public Health and Macroeconomics

The COVID-19 pandemic was a significant factor in prolonging the entitlement process. We believe it was also a major factor leading to the termination in 2021 by the purchasers in two purchase agreements for the sale of portions of our Cortlandt Manor and Flowerfield properties.

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

Concurrently, the geopolitical conflict between Russian and Ukraine increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and three times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact of general economic conditions will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount proceeds and distributions from those sales.

15.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit.

In March 2022, a Consolidated Lease Agreement was signed between the Company and the not-for-profit organization that extended the lease to December 2027 and included a 3% annual escalator. The signed Consolidated Lease Agreement reflects a below market lease of $8,829 annually and $44,144 during the extended period. A summary of the additional rent under the new arrangement is as follows:

Term	Square Feet	Annual Rent	Total Commitment (excluding renewal options)
April 2022-Dec 2027	6,006	$51,051	$317,455

During the three months ended March 31, 2023, the Company received rental revenue of $13,146.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2023.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, ongoing community activism, risk related to the recent banking crisis and closure of two major banks (including one with whom we indirectly have a mortgage loan), regulatory enforcement, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the ability to obtain additional capital in order to enhance the value of the Flowerfield and Cortlandt Manor properties and negotiate sales contracts and defend the Article 78 proceeding from a position of strength, the potential effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, recession and supply chain constraints or disruptions, risks associated with proxy contests and other actions of activist shareholders and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with a class action lawsuit settled in 2015 and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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
●

ensuring sufficient capital to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise; and

●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2023 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition.

The Article 78 proceeding could take two years or more to run its course given the likelihood of appeal and the impact the pandemic has had on the court system. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could still culminate by year-end 2024, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval for the undeveloped portion of Flowerfield (the developed portion, situated on two separate lots may be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will not necessitate an extension of the timeline.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved Local Law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property. Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use (lot lines and their respective density could change until formal subdivision occurs).

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2023 for Flowerfield, and could be received for Cortlandt Manor by the middle of 2023, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $30.31 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $20.44 per share based on Gyrodyne having 1,482,680 common shares outstanding. These estimated distributions are based on values as of March 31, 2023 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties.  During the three months ended March 31, 2023, the Company incurred approximately $253,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts.  We estimate that the Company may incur approximately $952,000 in additional land entitlement costs (approximately $132,000 of which Company vendors have informally agreed to defer until the first post subdivision property lot is sold) through December 31, 2024 in pursuit of entitlements (approximately $318,000 in Cortlandt Manor and $634,000 in Flowerfield).

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

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the recommendation of a MOD. The purpose of the proposed MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD would allow for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

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

The Town of Cortlandt Planning Department hosted two public community outreach meetings in June and August 2018 where the Company presented its development plan for the Cortlandt Manor property. As anticipated, on August 7, 2018, the Town Board formally issued a “positive declaration” under the SEQRA, i.e., a declaration that the project may result in one or more significant environmental impacts and will require the preparation of an Environmental Impact Statement (“EIS”), the scope of which was also adopted. On August 28, 2018, the Town filed the Scope for a DGEIS with input from Gyrodyne for both the MOD zoning and the proposed uses so that upon adoption, minimal further SEQRA review (other than site plan review) should be required to develop the property. On September 17, 2019, the Town of Cortlandt Town Board as Lead Agency under SEQR adopted a resolution accepting the DGEIS as complete for public review. The Town of Cortlandt Town Board hosted two public hearings on the DGEIS on November 19, 2019 and January 14, 2020. The Town of Cortlandt Planning Board extended the public comment period 90 days with the next public hearing scheduled for April 14, 2020. As a result of the New York State’s stay-at-home-order issued in March 2020, the April 14, 2020 public hearing was postponed to June 2020. The public hearing was then held on June 16, 2020 on a virtual platform. The Town closed the public comment period on June 30, 2020 and proceeded to review the public comments and prepare the Final GEIS (“FGEIS”). The FGEIS reflects the Cortlandt Manor property’s proposed uses comprising 184,600 square feet of medical office space and 4,000 square feet of retail space (together with an Alternate Mixed-Use Plan). A Town Board work session was conducted March 7, 2022 for the primary purpose of having stakeholders present their current development programs for the benefit of the new Town Board members elected in November 2021. Although not required by SEQRA, the Town Board conducted another public hearing on May 2, 2022 and closed the hearing that evening while leaving the public comment period open for twenty days. The additional public comments were reviewed and required formal written responses by stakeholders including Gyrodyne. The Cortlandt Manor Town Board held a public work session on October 24, 2022. During late 2022, the Company’s management team, based on discussions with the Town of Cortlandt, amended its mixed-use campus to reflect the following:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical office (inclusive of the existing operating building) Lot #2	50,000 sft

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

The entitlement costs for the three months ended March 31, 2023 associated with the ownership and development of this property were approximately $45,500.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown initially determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department. The final approved (in 2021) FEIS included an eight-lot subdivision. In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

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

The entitlement costs for the three months ended March 31, 2023 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $207,400.

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

Impact of Public Health and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the 3 months ended March 31, 2023 and future periods.

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

Concurrently, the geopolitical conflict between Russian and Ukraine increased uncertainty during 2022 and 2023. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and three times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

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

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount of proceeds and distributions from those sales. For more information and risks relating to the pandemic on us and our business, see Part I, Item 1A, “Risk Factors” – “Our business, operations and timelines for pursuing entitlements, property sales and distributions of proceeds could be adversely affected by the Coronavirus pandemic”, of our Annual Report for the year ended December 31, 2022.

Transaction Summary for the Three-Months Ended March 31, 2023

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2023.

Leasing Activity. During the three-months ended March 31, 2023, the Company executed 5 renewals comprising approximately 6,700 square feet, annual revenue of approximately $96,000 and total commitments of approximately $229,000. There was one termination of a tenant renting land resulting in a loss of $6,260 of monthly rent.

There were also two expansions comprising approximately 1,027 square feet, $26,000 in annual revenue and approximately $153,000 in total commitment.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved Local Law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property.  Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use (lot lines and their respective density could change until formal subdivision occurs).

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2023 for Flowerfield, and could be received for Cortlandt Manor by the middle of 2023, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).  The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

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

Discussion of the Statements of Net Assets

Net assets in liquidation on March 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,309,439 and $30,367,499, or approximately $20.44 and $20.48 per common share, respectively, based on 1,482,680 shares outstanding. The decrease of $58,060 or $0.04 per share is mainly attributable to additional general and administrative fees offset by additional interest income and tenant reimbursements.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2023 cash balance of $3.68 million plus adjustments for the following items which are estimated through December 31, 2024:

1.

The estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the property at their estimated gross sales proceeds.

2.	Net proceeds from the sale of all the Company’s real estate holdings.
3.

The general and administrative expenses and or liabilities associated with operations and the liquidation of the Company including severance, director and officer liability coverage including post liquidation tail policy coverage, and financial and legal fees (inclusive of the Article 78 Proceeding) to complete the liquidation.

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

The Company estimates that it will incur approximately $952,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from April 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions.  During the three-months ended March 31, 2023, the Company incurred approximately $253,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes.  The Company believes the remaining balance of $952,000 (inclusive of real estate taxes of $254,000 and regulatory fees of $363,500) will be incurred from April 2023 through the end of the liquidation period, approximately $132,000 of which is subject to the informal deferral agreement by certain of our service providers until the first post subdivision property lot is sold.  The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility.  The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market.  As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements.  During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself.  The value of the real estate reported in the statement of net assets as of March 31, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2023 ($30,309,439) and December 31, 2022 ($30,367,499) results in estimated distributions of approximately $20.44 and $20.48, respectively, per common share (based on 1,482,680 shares outstanding), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2023 and December 31, 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2023 (dollars are in millions).

March 31, 2023 cash and cash equivalents balance	$3.68
Principal payments on loan	(9.69)
Free cash flow from rental operations	1.98	(i)
General and administrative expenses	(4.26)	(ii)
Land entitlement costs in pursuit of the highest and best use	(0.95)
Gross real estate proceeds	53.67
Selling costs on real estate	(3.82)
Retention bonus plan for directors, officers and employees	(5.69)
Final liquidation and dissolution costs	(1.53)	(iii)
Other	(3.08)	(iv)
Net Assets	$30.31

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.98.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.26).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($3.08).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2023 of which is discussed below:

Net assets in liquidation on January 1, 2023	$30,367,499
Changes in net assets in liquidation from January 1 through March 31, 2023:
Change in liquidation value of real estate	-
Remeasurement of assets and liabilities in liquidation	(58,060)
Total decrease in net assets in liquidation	(58,060)
Net assets in liquidation on March 31, 2023	$30,309,439

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

We generally finance our operations through cash on hand. The Company is also considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise. Certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum).  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

As of March 31, 2023, the Company had cash and cash equivalents totaling approximately $3.68 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. Nevertheless, the Company is considering seeking supplemental funding in the form of a new credit facility, a pro-rata rights offering or other appropriate funding mechanism to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise. The $3.68 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.67 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.31 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2023 were as follows:

Operating cashflows

●	$784,548 in rent and reimbursements.
●	($444,010) in operating costs.
●	$340,538 in net operating income

Non-operating cashflows

●	($553,930) in corporate expenditures.
●	($76,813) in interest expense net of interest income.
●	($94,791) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($252,825) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2023.

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

The Company believes there have been no significant changes in market risk from that disclosed in the Company’s Report on Form 10-K for the twelve months ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Nomination

We received a notice dated April 25, 2023 from Star Equity Fund, LP (“Star Equity”), which allegedly owned approximately 5.4% of our outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at our 2023 Annual Meeting of Shareholders. We remain open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Shareholders.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Item 1A. Risk Factors

The following risk factor disclosure supplements the discussion of our risk factors previously disclosed in our last Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors disclosed in our last Annual Report on Form 10-K and the risk factors below could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation. We have received a notice dated April 25, 2023 from Star Equity Fund, LP (“Star Equity”), which allegedly owned approximately 5.4% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at our 2023 Annual Meeting of Shareholders. The Company values input from all shareholders, including Star Equity, and remains open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its nomination, there will be a contested election at the Company’s 2023 Annual Meeting of Shareholders. A proxy contest or related activities on the part of activist shareholders, including, among others, Star Equity, could adversely affect our business for a number of reasons, including, without limitation, the following:

●

Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors (the “Board”), management and employees, and could adversely impact the Company’s ability to achieve timely or at all our strategic objective of positioning our properties so they can be sold at higher values resulting in maximum distributions to all of our shareholders;

●	Perceived uncertainties as to our future direction may result in the loss or compromise of potential opportunities to liquidate our properties for maximum value;
●	A successful proxy contest could result in a change of control of our Board, and such an event could subject us to certain contractual obligations under certain material agreements;
●

If nominees advanced by activist shareholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan to position our properties for sale at values that will maximize distributions to all of our shareholders; and

●	Proxy contests may cause our stock price to experience periods of volatility.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2023.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS Inline XBRL Instance (7)

101.SCH Inline XBRL Taxonomy Extension Schema (7)

101.CAL Inline XBRL Taxonomy Extension Calculation (7)

101.DE Inline FXBRL Taxonomy Extension Definition (7)

101.LAB Inline XBRL Taxonomy Extension Labels (7)

101.PRE Inline XBRL Taxonomy Extension Presentation (7)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Filed as part of this Report.

(8)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: May 12, 2023	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS Inline XBRL Instance (7)

101.SCH Inline XBRL Taxonomy Extension Schema (7)

101.CAL Inline XBRL Taxonomy Extension Calculation (7)

101.DEF Inline XBRL Taxonomy Extension Definition (7)

101.LAB Inline XBRL Taxonomy Extension Labels (7)

101.PRE Inline XBRL Taxonomy Extension Presentation (7)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Filed as part of this Report.

(8)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.