Form 10-Q
period 2023-09-30
Gyrodyne, LLC
filed 2023-11-14
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number	001-37547

Gyrodyne, LLC

(Exact name of registrant as specified in its charter)

New York	46-3838291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On November 14, 2023, there were 1,574,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

(Liquidation Basis)

	September 30,	December 31,
	2023 (Unaudited)	2022
ASSETS:
Real estate held for sale	$53,670,000	$53,670,000
Cash and cash equivalents	2,675,653	4,082,774
Rent receivable	77,181	99,683
Other receivables	19,596	36,009
Total Assets	$56,442,430	$57,888,466

LIABILITIES:
Accounts payable	$2,439,690	$1,445,487
Accrued liabilities	1,549,773	1,287,209
Deferred rent liability	53,117	38,746
Tenant security deposits payable	238,000	230,714
Loans payable	9,552,082	9,760,083
Estimated liquidation and operating costs net of estimated receipts	12,581,231	14,758,728
Total Liabilities	26,413,893	27,520,967
Net assets in liquidation	$30,028,537	$30,367,499

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2023

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2022		$30,367,499
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Remeasurement of assets and liabilities	(338,962)
Net decrease in liquidation value		(338,962)
Net assets in liquidation, as of September 30, 2023		$30,028,537

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2023 (unaudited)

1.	The Company

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. Our motion to dismiss the case made in June of 2022 has yet to be decided.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2024 for Flowerfield, and could be received for Cortlandt Manor in the fourth quarter of 2024, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2023.

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

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, government labor shortages and the pandemic. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

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

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets in liquidation by the number of shares outstanding (See Note 17 – Subsequent Events).

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2023, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of September 30, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,028,537 and $30,367,499, or approximately $20.25 and $20.48 per common share, respectively, based on 1,482,680 shares outstanding (see Note 17 – Subsequent Events). The decrease of $338,962 or $0.23 per share is mainly attributable to fees and expenses responding to and resolving a shareholder activism campaign and addressing feedback from shareholders, including amending our retention bonus plan and adopting a restricted stock plan for directors (see “Note 13, “Governance – Shareholder Nomination”) and professional fees relating to the Company’s efforts to finance its operations through the liquidation partially offset by a reduction in Retention Bonus Plan benefits stemming from Amendment 5 of the Retention Bonus Plan (See Note 11 – Commitments).

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (See Note 11 and Note 17).
6.	Principal payments on the Company’s credit facilities.

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

The Company estimates that it will incur approximately $1,077,600 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 5) in land entitlement costs from October 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine months ended September 30, 2023, the Company incurred approximately $400,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,077,600 (inclusive of real estate taxes of $181,400 and regulatory fees of $373,500) will be incurred from October 2023 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2023 ($30,028,537) and December 31, 2022 ($30,367,499) results in estimated distributions of approximately $20.25 and $20.48, respectively, per common share (based on 1,482,680 shares outstanding (See Note 17 – Subsequent Events)), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of September 30, 2023 and December 31, 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $12,581,231 (See Note 17 – Subsequent Events), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2023 through September 30, 2023 is as follows:

	January 1, 2023	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2023
Assets:
Estimated rents and reimbursements	$6,243,080	$(2,343,805)	$12,211	$3,911,486
Prepaid expenses and other assets	963,457	136,854	-	1,100,311
Liabilities:
Property operating costs	(3,758,067)	1,260,261	(39,441)	(2,537,247)
Capital expenditures	(303,722)	197,689	-	(106,033)
Land entitlement costs	(1,204,491)*	400,253	(273,344)	(1,077,582)
Corporate expenditures	(7,190,989)	2,865,207	(920,998)	(5,246,780)
Selling costs on real estate assets*	(3,822,457)	-	-	(3,822,457)
Retention bonus payments to directors, officers and employees*	(5,685,539)	-	882,610	(4,802,929)
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,758,728)	$2,516,459	$(338,962)	$(12,581,231)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value. The costs in excess of receipts in the chart above are reported as of September 30, 2023 and do not factor in the developments reported in “Subsequent Events” (Note 17).

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of September 30, 2023 was $2,016,029.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of September 30, 2023 was $2,758,315.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2023, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser on or before September 14, 2023, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of September 30, 2023 was $4,777,738.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bridge Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bridge Bank. As of March 12, 2023, there were no undrawn amounts under the Mortgage Loan.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

The total debt payable mature as follows:

Years Ending September 30,
2024	$292,482
2025	303,842
2026	4,788,671
2027	218,487
2028	3,948,600
Total	$9,552,082

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Current accounts payable	$1,082,763	$281,174	Accrued liabilities	$226,518	$221,238
Deferred accounts payable (a)	1,356,927	1,164,313	Deferred Compensation to Directors (b)	1,323,255	1,065,971
Total	$2,439,690	$1,445,487	Total	$1,549,773	$1,287,209
(a)

Represents amount of deferred fees pursuant to informal agreements the Company reached with certain service vendors to defer payment until certain dates, some of which include the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2023, 2022, 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2020, 2021, and 2022.

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

As of each September 30, 2023 and December 31, 2022, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2023 and December 31, 2022. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the nine months ended September 30, 2023 rental income from the Company’s three largest tenants represented approximately 25%, 20% and 8% of total rental income. The three largest tenants by revenue as of September 30, 2023 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of September 30, 2023, other commitments and contingencies are summarized in the below table:

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

As a result of feedback we received from shareholders during our shareholder listening tours in 2022 and 2023, the Company evaluated various possible changes to the Plan to better align the interests of the Plan participants with those of the shareholders. Effective September 5, 2023, the Board of Directors approved Amendment No. 5 (“Amendment No. 5”) to the Plan. Amendment No. 5 is intended to create better alignment of interests between Plan participants and all shareholders.

The primary features of Amendment No. 5 are as follows:

●

$1,137,108 forfeited by retired directors returned to the Company: Prior to Amendment No. 5, the Plan provided that Bonus Plan benefits forfeited by retired director participants would be re-allocated among the remaining director participants pro rata. Nevertheless, under Amendment No. 5, such forfeited Bonus Plan benefits in the estimated amount of $1,137,108 have been removed from the pool and returned to the Company.

●

Waiver of plan benefits by directors: Director participants agreed to waive all Plan benefits in exchange for 91,628 shares issuable under the Stock Plan (defined and described below), which received shareholder approval on October 12, 2023. All benefits so waived by the director participants were deemed void and not reallocated to any other participants in the Plan.

●	Bonus rate: Bonus rate on property sale proceeds are modified as follows:
●	For employees: 4.12% on up to $50,985,000 of net proceeds (net of commissions); 6.72% for incremental net sales above $50,985,000
●	For directors (See Note 17 – Subsequent Events): 5.30% of net proceeds (net of commissions).

●

Delayed vesting: An employee participant will only vest in Plan benefits triggered by property sales if he or she remains continuously employed through both the date of closing and the date of the Board’s irrevocable determination of a shareholder distribution; if employment terminates by death, disability or voluntary termination following substantial reduction in compensation (assuming no “cause” grounds for involuntary termination), however, the employee participant remains entitled to benefits only with respect to any property sales occurring within three years and yielding an internal rate of return of at least 4% (IRR ceases to apply to periods beginning after the property is under contract)

●

Benefits generally not payable until shareholders paid: Benefits are not payable until liquidating cash distributions are paid to shareholders, except that employee participants will receive early payments if the cumulative amounts credited to the bonus pool bookkeeping account for employee participants equals or exceeds $500,000.

●	Early sale incentive: If any property is sold on or before June 30, 2024, the bonus pool for employee participants will be funded with an additional 1% of net sale price.

●

Removal of price floor: The price floor hurdle for the sale of properties was removed for all participants to eliminate the perception of any perverse incentive to avoid particular property sales that may not exceed the floor but which otherwise may be in the best interests of shareholders.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Bonus Pool Percentage
	Prior to Amend. No 5	Amendment No 5	Subsequent Event RSP approved
Board Members(a)	45.000%	56.2500%	0.000%
Board Discretionary Amount	20.000%(b)	0.0000%	0.000%
Chief Executive Officer	15.474%	19.3425%	44.211%
Chief Operations Officer	13.926%	17.4075%	39.789%
Officer Discretionary Amount (c)	1.750%	2.1875%	5.000%
Other Employees	3.850%	4.8125%	11.000%
Total	100.000%	100.0000%	100.000%
(a)	15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (nominated to the Board on July 28, 2023) is not a participant in the Plan.
(b)	This amount resulted from the departure of two directors and will be reallocated pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the nine months ended September 30, 2023.

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022 and 2023 excluding Jan Loeb who was nominated to the Board on July 28, 2023.

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

As of September 30, 2023 and December 31, 2022, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules, against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. Our motion to dismiss the case made in June of 2022 has yet to be decided.

General –

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

13.	Governance

Director Nomination and Proposal from Shareholder –

The Company received a notice dated April 25, 2023 (the “Nomination Notice”) from Star Equity Fund, LP (“Star Equity”), which allegedly owned approximately 5.4% of our outstanding shares at the time of submission, of its intent to nominate a slate of two candidates for election as directors at the 2023 annual meeting of shareholders (“Annual Meeting”). On August 11, 2023, Star Equity submitted a shareholder proposal to the Company pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Shareholder Proposal”).

On September 5, 2023, the Company entered into a letter agreement (“Cooperation Agreement”) with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw both the Nomination Notice and the Shareholder Proposal. Pursuant to the Cooperation Agreement, the Company agreed to adopt, and submit for shareholder approval at the Annual Meeting, a new stock incentive plan (the “Stock Plan”) for directors who participated in the Company’s retention bonus plan (the “Bonus Plan”), pursuant to which such director participants would exchange their benefits under the Bonus Plan for 91,628 shares under the Stock Plan, if the Stock Plan would be approved by the shareholders. Under the Stock Plan, shares would not be transferable unless and until a liquidating distribution is made to all shareholders. Additionally, the Company agreed not to increase director compensation fees.

The Cooperation Agreement also obligated Star Equity to vote all Company shares beneficially owned by it at the Annual Meeting in accordance with the Board’s recommendations. Star Equity will also vote in accordance with the Board’s recommendations at any special meeting of shareholders occurring before the date that is thirty days prior to the opening of the window for submission of shareholder nominations for the Company’s 2024 annual meeting of shareholders (the “Termination Date”), except that Star Equity may vote (i) in its discretion on any proposal regarding certain extraordinary transactions, and (ii) in accordance with the recommendation of Institutional Shareholder Services Inc. (“ISS”) to the extent the recommendation of ISS differs from the Board’s recommendation on any matter presented to shareholders.

The Cooperation Agreement also prevents Star Equity until the Termination Date from, among other things, (i) nominating any person for election or submitting any shareholder proposal for consideration at any meeting of shareholders of the Company at which directors are to be elected, (ii) soliciting proxies or (iii) taking actions to change or influence the Board, management or the direction of certain Company matters. Until the Termination Date, the Company and Star Equity have also agreed not to disparage each other.

Through September 30, 2023, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $1,200,000. We are working with insurance coverage counsel to pursue coverage under our existing directors and officers insurance policy for amounts in excess of the $500,000 insurance deductible under the policy.

General –

On July 28, 2023, Philip F. Palmedo, a director of the Company and its predecessor Gyrodyne Company of America, Inc. since 1996, retired from the Board (and was not the result of any disagreement) effective immediately.

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

Concurrently, the war between Russia and Ukraine increased uncertainty during 2022 and 2023 with such uncertainty being exacerbated by the war between Israel and Hamas in Gaza and a threat of a border conflict. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

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

During the nine months ended September 30, 2023, the Company received rental revenue of $39,437.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm Lamb & Barnosky, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Subsequent Events

Restricted Stock Award Plan – The Gyrodyne, LLC Restricted Stock Award Plan (the “Stock Plan”) was approved by the Board on September 5, 2023 and by the shareholders of the Company on October 12, 2023 and became effective on October 12, 2023. Under the Stock Plan, the Company issued to the former director participants in the Retention Bonus Plan (the “Bonus Plan”), in exchange for the waiver and forfeiture of their Bonus Plan benefits, an aggregate of 91,628 Gyrodyne shares, subject to vesting, effective November 14, 2023.

The primary features of the Stock Plan are as follows:

●

Purpose: The purpose of the Stock Plan is to incentivize the former director participants in the Bonus Plan to exchange their interests in the Bonus Plan for shares in the Company issuable under the Stock Plan, which will allow for compensation plan separation between directors and employees and better alignment of interests between director participants and shareholders.

●

Eligibility: Directors of the Company who were participants in the Bonus Plan are eligible to receive grants under the Stock Plan. The eligible directors are Paul Lamb, Ronald Macklin, Nader Salour and Richard Smith. All such individuals agreed to exchange their Bonus Plan benefits for shares under the Stock Plan, subject to shareholder approval of the Stock Plan. Jan Loeb was not a participant in the Bonus Plan and is not be eligible to participate in the Stock Plan.

●

Maximum Shares Available: The total number of shares authorized for issuance under the Stock Plan is 91,628 shares, or approximately 5.8% of the common shares currently outstanding after giving effect to the issuance of the Stock Plan shares.

●

Administration: Pursuant to the terms of the Stock Plan, the Stock Plan will be administered and interpreted by a committee which will consist of either (i) the Board, or (ii) the President and at least two other directors appointed by the Board. The committee will have full power and authority to administer and interpret the Stock Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Stock Plan and for the conduct of its business as it deems necessary or advisable, to waive requirements relating to formalities or other matters that do not modify the substance of rights of participants or constitute a material amendment of the Stock Plan, to correct any defect or supply any omission of the Stock Plan or any grant document and to reconcile any inconsistencies in the Stock Plan or any grant document.

●

Restricted Stock: Incentives under the Stock Plan consist of grants of restricted stock. No shares issued under the Stock Plan, or any interest therein, will be transferrable by a participant, whether voluntarily or involuntarily, unless and until a liquidating distribution is made to the shareholders, except by will or by the laws of descent or distribution, and may not be subject to any voluntary or involuntary pledge, assignment, alienation, attachment, or similar encumbrance or transfer. All shares issued in connection with a grant will be subject to the terms, conditions, and restrictions set forth in the Company’s articles of organization, amended and restated limited liability company agreement, or other governing documents of the Company, as amended.

●

Vesting: Vesting of shares issued under the Stock Plan occurs (i) in equal one-third tranches on each of the first three anniversaries of the grant date, and (ii) at such time as a liquidating distribution is made to the shareholders of the Company, subject to acceleration upon a liquidating distribution. Unvested Stock Plan shares will be forfeited by a participant if such participant is no longer serving on the Board at or prior to such time that liquidating distributions are paid to the shareholders other than as a result of death, disability or failure to be reelected.

●

Amendments: The Board may amend, suspend or terminate the Stock Plan at any time, in its discretion, except that shareholder approval is required for any amendment that increases the number of shares available for grant, accelerates vesting or results in a material increase in benefits or a change in eligibility requirements.

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

Inclusive of the issuance of the restricted shares in the Stock Plan, the September 30, 2023 estimated net assets in liquidation would be $32,730,822 or $20.79 per share based on 1,574,308 shares outstanding (current shares outstanding 1,482,680 plus the Stock Plan shares of 91,628).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2023.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2023 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss The Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. Our motion to dismiss the case made in June of 2022 has yet to be decided.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2024 for Flowerfield, and could be received for Cortlandt Manor in the fourth quarter of 2024, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, government labor shortages and the pandemic. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2024 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2024 of approximately $30.03 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $20.25 per share based on Gyrodyne having 1,482,680 common shares outstanding (see Subsequent Events). These estimated distributions are based on values as of September 30, 2023 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the efforts to maximize value of Flowerfield and Cortlandt Manor and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if beyond our estimates, will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including proceeds received under our credit facilities) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). Nevertheless, the Company is considering seeking supplemental funding to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the nine months ended September 30, 2023, the Company incurred approximately $400,300 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,077,600 in additional land entitlement costs through December 31, 2024 in pursuit of entitlements (approximately $306,600 in Cortlandt Manor and $771,000 in Flowerfield).

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

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning had not been formally adopted, Gyrodyne was proposing a two-phase medical office campus with limited retail and has designed the site to function as part of a future "hamlet center” with streetscape improvements. The existing medical office will remain operational until phase 1 is implemented.

In addition to the primary proposal noted above, an alternate mixed-use plan was submitted as part of the SEQRA process. The alternate mixed-use plan included the following:

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received in the fourth quarter of 2024.

The entitlement costs for the nine months ended September 30, 2023 associated with the ownership and development of this property were approximately $57,200.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on April 28, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on July 7, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in mid-2024.

The entitlement costs for the nine months ended September 30, 2023 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $343,000.

While we cannot predict the outcome of the subdivision application, we undertook to subdivide the Flowerfield property in a manner that we believed will result in increased development flexibility in the shortest amount of time and limited risk (i.e., included in our subdivision application is the separation of the existing industrial buildings into two separate lots which upon resolution of the Article 78 Proceeding and final subdivision approval will allow us to sell the two lots together or separately, without any site plan approval).  There can be no assurance, however, that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pandemic has negatively impacted demand for office (including medical office) and hotel development “on spec”.  The Company’s subdivision plan at Flowerfield will allow for any combination of the aforementioned uses.

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

Impact of Public Health and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the nine months ended September 30, 2023 and future periods.

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

Concurrently, the war between Russia and Ukraine increased uncertainty during 2022 and 2023 with such uncertainty being exacerbated by the war between Israel and Hamas in Gaza and a threat of a border conflict. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

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

Transaction Summary for the Nine-Months Ended September 30, 2023

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2023.

Leasing Activity. During the nine-months ended September 30, 2023, the Company executed ten renewals comprising approximately 16,500 square feet, annual revenue of approximately $241,000 and total commitments of approximately $517,000. There were three terminations, two of which were of tenants renting land resulting in a loss of $8,960 of monthly rent and one lease comprising approximately 1,500 square feet and approximately $99,000 in annual revenue.

There were also four expansions comprising approximately 2,300 square feet, $40,000 in annual revenue and approximately $185,000 in total commitment.

Subsequent Business Events

Restricted Stock Award Plan – The Gyrodyne, LLC Restricted Stock Award Plan (the “Stock Plan”) was approved by the Board on September 5, 2023 and by the shareholders of the Company on October 12, 2023 and became effective on October 12, 2023. Under the Stock Plan, the Company issued to the former director participants in the Retention Bonus Plan (the “Bonus Plan”), in exchange for the waiver and forfeiture of their Bonus Plan benefits, an aggregate of 91,628 Gyrodyne shares, subject to vesting, effective November 14, 2023.

The primary features of the Stock Plan are as follows:

●

Purpose: The purpose of the Stock Plan is to incentivize the former director participants in the Bonus Plan to exchange their interests in the Bonus Plan for shares in the Company issuable under the Stock Plan, which will allow for compensation plan separation between directors and employees and better alignment of interests between director participants and shareholders.

●

Eligibility: Directors of the Company who were participants in the Bonus Plan are eligible to receive grants under the Stock Plan. The eligible directors are Paul Lamb, Ronald Macklin, Nader Salour and Richard Smith. All such individuals agreed to exchange their Bonus Plan benefits for shares under the Stock Plan, subject to shareholder approval of the Stock Plan. Jan Loeb was not a participant in the Bonus Plan and is not be eligible to participate in the Stock Plan.

●

Maximum Shares Available: The total number of shares authorized for issuance under the Stock Plan is 91,628 shares, or approximately 5.8% of the common shares currently outstanding after giving effect to the issuance of the Stock Plan shares.

●

Administration: Pursuant to the terms of the Stock Plan, the Stock Plan will be administered and interpreted by a committee which will consist of either (i) the Board, or (ii) the President and at least two other directors appointed by the Board. The committee will have full power and authority to administer and interpret the Stock Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Stock Plan and for the conduct of its business as it deems necessary or advisable, to waive requirements relating to formalities or other matters that do not modify the substance of rights of participants or constitute a material amendment of the Stock Plan, to correct any defect or supply any omission of the Stock Plan or any grant document and to reconcile any inconsistencies in the Stock Plan or any grant document.

●

Restricted Stock: Incentives under the Stock Plan consist of grants of restricted stock. No shares issued under the Stock Plan, or any interest therein, will be transferrable by a participant, whether voluntarily or involuntarily, unless and until a liquidating distribution is made to the shareholders, except by will or by the laws of descent or distribution, and may not be subject to any voluntary or involuntary pledge, assignment, alienation, attachment, or similar encumbrance or transfer. All shares issued in connection with a grant will be subject to the terms, conditions, and restrictions set forth in the Company’s articles of organization, amended and restated limited liability company agreement, or other governing documents of the Company, as amended.

●

Vesting: Vesting of shares issued under the Stock Plan occurs (i) in equal one-third tranches on each of the first three anniversaries of the grant date, and (ii) at such time as a liquidating distribution is made to the shareholders of the Company, subject to acceleration upon a liquidating distribution. Unvested Stock Plan shares will be forfeited by a participant if such participant is no longer serving on the Board at or prior to such time that liquidating distributions are paid to the shareholders other than as a result of death, disability or failure to be reelected.

●

Amendments: The Board may amend, suspend or terminate the Stock Plan at any time, in its discretion, except that shareholder approval is required for any amendment that increases the number of shares available for grant, accelerates vesting or results in a material increase in benefits or a change in eligibility requirements.

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

Inclusive of the issuance of the restricted shares in the Stock Plan, the September 30, 2023 estimated net assets in liquidation,  as reflected below, would be $32,730,822 or $20.79 per share based on 1,574,308 shares outstanding (current shares outstanding 1,482,680 plus the Stock Plan shares of 91,628).

Statement of Net Assets	Net Assets in Liquidation	Outstanding Shares	Net Assets Per Share
Net Assets in liquidation	$30,028,537	1,482,680	$20.25
Retention Bonus	2,702,285	91,628	$0.54
Proforma Net Assets in Liquidation	$32,730,822	1,574,308	$20.79

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”). On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. Our motion to dismiss the case made in June of 2022 has yet to be decided.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in late 2023 for Flowerfield, and could be received for Cortlandt Manor in the fourth quarter of 2024, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2024. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, government labor shortages and the pandemic. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2024.

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

Estimated Distributions per Share – Under the liquidation basis of accounting, the Company reports estimated distributions per share data by dividing net assets by the number of shares outstanding. (See Note 17 – Subsequent Events).

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2023, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of September 30, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,028,537 and $30,367,499, or approximately $20.25 and $20.48 per common share, respectively, based on 1,482,680 shares outstanding (see Subsequent Events). The decrease of $338,962 or $0.23 per share is mainly attributable to fees and expenses responding to and resolving shareholder activism concerns and addressing feedback from shareholders (see “Note 12, “Contingencies – Shareholder Nomination”) and professional fees relating to the Company’s efforts to finance its operations through the liquidation offset by a reduction in the Retention Bonus Plan benefits stemming from Amendment 5 of the Retention Bonus Plan (See Note 11 – Commitments).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2024, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2023 cash balance of $2.68 million plus adjustments for the following items which are estimated through December 31, 2024:

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

The Company estimates that it will incur approximately $1,077,600 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from October 2023 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2024, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine-months ended September 30, 2023, the Company incurred approximately $400,300 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,077,600 (inclusive of real estate taxes of $181,400 and regulatory fees of $373,500) will be incurred from October 2023 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2023 ($30,028,537) and December 31, 2022 ($30,367,499) results in estimated distributions of approximately $20.25 and $20.48, respectively, per common share (based on 1,482,680 shares outstanding (see Subsequent Events)), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of September 30, 2023 and December 31, 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2023 (dollars are in millions).

September 30, 2023 cash and cash equivalents balance	$2.68
Principal payments on loan	(9.55)
Free cash flow from rental operations	1.27	(i)
General and administrative expenses	(2.98)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.08)
Gross real estate proceeds	53.67
Selling costs on real estate	(3.82)
Retention bonus plan for directors, officers and employees	(4.80)
Final liquidation and dissolution costs	(1.51)	(iii)
Other	(3.85)	(iv)
Net Assets	$30.03

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.27.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($2.98).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($3.85).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2023 of which is discussed below:

Net assets in liquidation on January 1, 2023
Changes in net assets in liquidation from January 1 through September 30, 2023:	$30,367,499
Change in liquidation value of real estate	–
Remeasurement of assets and liabilities in liquidation	(338,962)
Total decrease in net assets in liquidation	(338,962)
Net assets in liquidation on September 30, 2023	$30,028,537

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

We generally finance our operations through cash on hand. The Company is also considering seeking supplemental funding to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. Certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum).  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

As of September 30, 2023, the Company had cash and cash equivalents totaling approximately $2.68 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. Nevertheless, the Company is considering seeking supplemental funding to fortify our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. The $2.68 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.67 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.03 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2023 were as follows:

Operating cashflows

●	$2,343,805 in rent and reimbursements.
●	($1,260,261) in operating costs.
●	$1,803,544 in net operating income

Non-operating cashflows

●	($2,614,819) in corporate expenditures.
●	($250,388) in interest expense net of interest income.
●	($197,689) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($400,253) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2023.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of September 30, 2023, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. The Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the application for preliminary approval to divide the Flowerfield property into eight lots (the “Flowerfield Subdivision Application”), and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned a different judge for the second time. Our motion to dismiss the case made in June of 2022 has yet to be decided.

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

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation. The Company received a notice dated April 25, 2023 (the “Nomination Notice”) from Star Equity Fund, LP (“Star Equity”), which allegedly owned approximately 5.4% of our outstanding shares at the time of submission, of its intent to nominate a slate of two candidates for election as directors at the 2023 annual meeting of shareholders (the “Annual Meeting”). On August 11, 2023, Star Equity submitted a shareholder proposal to the Company pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Shareholder Proposal”).

On September 5, 2023, the Company entered into a letter agreement (“Cooperation Agreement”) with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw both the Nomination Notice and the Shareholder Proposal. Through September 30, 2023, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $1,200,000. We are working with insurance coverage counsel to pursue coverage under our existing directors and officers insurance policy for amounts in excess of the $500,000 insurance deductible under the policy. The Company values input from all shareholders, including Star Equity, and remains open to ongoing engagement.

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

●	Proxy contests may cause our stock price to experience periods of volatility.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2023.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Cooperation Agreement, dated September 5, 2023, between the Company and Star Equity Fund (8)

10.7	Amendment No. 5 to the Retention Bonus Plan (9)

10.8	Restricted Stock Plan (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

101.INS Inline XBRL Instance (11)

101.SCH Inline XBRL Taxonomy Extension Schema (11)

101.CAL Inline XBRL Taxonomy Extension Calculation (11)

101.DE Inline FXBRL Taxonomy Extension Definition (11)

101.LAB Inline XBRL Taxonomy Extension Labels (11)

101.PRE Inline XBRL Taxonomy Extension Presentation (11)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2023.

(11)	Filed as part of this Report.

(12)

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

GYRODYNE, LLC

Date: November 14, 2023	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Cooperation Agreement, dated September 5, 2023, between the Company and Star Equity Fund (8)

10.7	Amendment No. 5 to the Retention Bonus Plan (9)

10.8	Restricted Stock Plan (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

101.INS Inline XBRL Instance (11)

101.SCH Inline XBRL Taxonomy Extension Schema (11)

101.CAL Inline XBRL Taxonomy Extension Calculation (11)

101.DEF Inline XBRL Taxonomy Extension Definition (11)

101.LAB Inline XBRL Taxonomy Extension Labels (11)

101.PRE Inline XBRL Taxonomy Extension Presentation (11)

104          Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Filed as part of this Report.

(12)

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