Form 10-K
period 2023-12-31
Gyrodyne, LLC
filed 2024-03-29
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2023 was $7,424,816. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 28, 2024, 2,199,308 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2023. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2023 and 2022 refer to our fiscal years ended or the dates, as the context requires, December 31, 2023 and December 31, 2022, respectively.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2023 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with the class action lawsuit (See Item 3 – Legal Proceedings) settled in 2015 and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution would occur upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2023 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim, and (iv) requires Gyrodyne to serve an answer within twenty (20) days of service of the Order. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions after which we believe the Court will render a decision.

The Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2025, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval for the undeveloped portion of Flowerfield (the developed portion, situated on two separate lots may be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will not necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, government labor shortages and the pandemic. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2025.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2025 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2025 of approximately $30.72 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $19.51 per share based on Gyrodyne having 1,574,308 common shares outstanding (inclusive of the issuance of shares and net proceeds from the Rights Offering, the December 31, 2023 estimated net assets in liquidation would be $16.12 per share based on 2,199,308 shares outstanding – See Subsequent Business Events -Rights Offering). These estimated distributions are based on values as of December 31, 2023 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the efforts to maximize value of Flowerfield and Cortlandt Manor and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if they exceed estimates, will reduce the estimated amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash (including proceeds received under our credit facilities and supplemented by the net proceeds received in the rights offering which closed on March 7, 2024) and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2023, the Company incurred approximately $449,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.21 million in additional land entitlement costs through December 31, 2025 in pursuit of entitlements (approximately $340,000 in Cortlandt Manor and $871,000 in Flowerfield).

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

Cortlandt Manor. On March 15, 2016, the Town of Cortlandt Manor (the “Town”) adopted a 2016 Sustainable Comprehensive Plan (the “Plan”) of which one key strategy was the recommendation of a Medical Oriented District (“MOD”). The purpose of the proposed MOD is to expand the Town’s existing medical infrastructure and encourage economic development, including capital investment, job creation and housing options. The MOD would allow for a continuum of care, i.e., independent living, assisted living and nursing/hospital care, within or in neighboring facilities by centralizing medical services and related activities. As a designated zoning district, the MOD could include hospital, ambulatory surgery, primary and urgent care, hospice, laboratories, social services, boutique hotels, retail and a wide range of housing.

The Company’s existing 31,421 square foot Cortlandt Medical Center, situated on 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately nine years the Company along with its planner and engineers have been working closely with the Town to help plan the MOD, identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sft
Retail (Lot #1)	4,000 sft
Medical office (inclusive of the existing operating building) Lot #2	50,000 sft
*	Lot lines could change until formal subdivision occurs.

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received in mid-2025.

The entitlement costs for the year ended December 31, 2023 associated with the ownership and development of this property were approximately $60,700.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on January 26, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on July 7, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals. The Final Subdivision application is being assembled for submission to the Town for review. Final Subdivision approval is expected in mid-2024.

The entitlement costs for the year ended December 31, 2023 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $388,400.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 63-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2023, there were 32 tenants, including one tenant under month-to-month commitments, comprising 39 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2023 is approximately $1,660,000 which included month-to-month annualized base rent of approximately $36,000 on 3,550 square feet. The occupancy rate was 85% as of December 31, 2023.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 31,421 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD. The property consists of five office buildings. As of December 31, 2023, there were three tenants, comprising four leases. The annual base rent based on the rates in effect as of December 2023, is approximately $938,000. The property was 92% occupied as of December 31, 2023.

Impact of Public Health and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2023 and future periods.

The COVID-19 pandemic has adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed.

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

Concurrently, the war between Russia and Ukraine increased uncertainty during 2022 and 2023 with such uncertainty being exacerbated by the war between Israel and Hamas in Gaza and a threat of a broader conflict. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight, and companies continue to look to add employees, pushing unemployment lower.

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which interest rate hikes to combat inflation and the banking crisis have a recessionary effect.

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

Financing Strategy

The Company believes it is currently capitalized with adequate cash levels, including proceeds from its credit facilities and net proceeds received from the rights offering that closed on March 7, 2024, to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders.

We finance our operations through cash on hand, including proceeds from the Company’s credit facilities and the net proceeds received from the rights offering which closed on March 7, 2024. Certain of the Company’s major vendors have agreed to defer payment on 50% of their fees until the subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2023 was $1,995,916.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2023 was $2,730,973.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2023, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2023 was $4,754,180.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the Mortgage Loan will be used for general working capital. The Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the Mortgage Loan is two years. Until the maturity date, the Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

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

Major Tenants

For the year ended December 31, 2023, rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9%, respectively, of total rental income. The three largest tenants by revenue as of December 31, 2023 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

For the year ended December 31, 2022, rental income from the Company’s three largest tenants represented approximately 23%, 21% and 9%, respectively, of total rental income. The three largest tenants by revenue as of December 31, 2022, consist of a New York State Agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

Fiscal Year 2023 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2023.

Leasing Activity.

During 2023, the Company signed one new lease comprising 994 square feet and annual/total base rent of approximately $11,000, excluding tenant reimbursements. There were three terminations comprising 1,500 square feet and approximately $99,000 in annual revenue, excluding tenant reimbursements. A total of 12 lease renewals were signed during 2023 comprising approximately 19,000 square feet, $272,000 in annual revenue and $567,000 in total commitments. Additionally, there were four expansions comprising 2,334 square feet, annual revenues of approximately $40,000 and total commitments of approximately $185,000. The Company agreed to approximately $16,000 in lease incentives/concessions in the form of a rent abatement. Commissions paid during the year ended 2023 were approximately $6,000.

Board of Directors.

On July 28, 2023, Philip F. Palmedo, a director of the Company and its predecessor Gyrodyne Company of America, Inc. since 1996, retired from the Board.

Also on July 28, 2023, the Board appointed Jan H. Loeb to the Board to fill the vacancy created by Mr. Palmedo’s resignation, and to serve in the class of directors up for election at the 2023 Annual Meeting. Mr. Loeb was appointed to the Board pursuant to the terms of a cooperation agreement dated July 26, 2023 among Leap Tide Capital Management LLC, Jan Loeb and the Company. At the Company’s Annual Meeting held on October 12, 2023, Mr. Loeb was elected by the shareholders to serve a three-year term.

Retention Bonus Plan.

As a result of feedback we received from shareholders during our shareholder listening tours in 2022 and 2023, the Company evaluated various possible changes to the Retention Bonus Plan (the “Plan”) to better align the interests of the Plan participants with those of the shareholders. Effective September 5, 2023, the Board of Directors approved Amendment No. 5 (“Amendment No. 5”) to the Plan. Amendment No. 5 is intended to create better alignment of interests between Plan participants and all shareholders.

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

●	Bonus rate: Bonus rate on property sale proceeds was modified for employees to 4.12% on up to $50,985,000 of net proceeds (net of commissions) and 6.72% for incremental net sales above $50,985,000.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

	Bonus Pool Percentage
Board Members/Employees	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount	20.000%(b)	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	5.000%
Other Employees	3.850%	11.000%
Total	100.000%	100.000%

(a)	15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (appointed to the Board on July 28, 2023) is not a participant in the Plan.
(b)	Amount forfeited upon departure of two directors, which would have been reallocated to the remaining directors pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Restricted Stock Award Plan.

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

The primary features of the Stock Plan are as follows:

●

Purpose: The purpose of the adoption of the Stock Plan was to incentivize the former director participants in the Bonus Plan to exchange their interests in the Bonus Plan for shares in the Company issuable under the Stock Plan, which would allow for compensation plan separation between directors and employees and better alignment of interests between director participants and shareholders.

●

Eligibility: Directors of the Company who were participants in the Bonus Plan were eligible to receive grants under the Stock Plan. The eligible directors were Paul Lamb, Ronald Macklin, Nader Salour and Richard Smith. All such individuals agreed to exchange their Bonus Plan benefits for shares under the Stock Plan, subject to shareholder approval of the Stock Plan. Jan Loeb was not a participant in the Bonus Plan and was not eligible to participate in the Stock Plan.

●

Maximum Shares: The total number of shares that were authorized for issuance under the Stock Plan at the effective time was 91,628 shares, or approximately 5.8% of the common shares outstanding at the effective time of the Stock Plan after giving effect to the issuance of the Stock Plan shares. All 91,628 Stock Plan shares were issued effective November 14, 2023 to Stock Plan participants. There are no remaining shares issuable in the Stock Plan.

●

Administration: Pursuant to the terms of the Stock Plan, the Stock Plan is administered and interpreted by a committee consisting of either (i) the Board, or (ii) the President and at least two other directors appointed by the Board. The committee has full power and authority to administer and interpret the Stock Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Stock Plan and for the conduct of its business as it deems necessary or advisable, to waive requirements relating to formalities or other matters that do not modify the substance of rights of participants or constitute a material amendment of the Stock Plan, to correct any defect or supply any omission of the Stock Plan or any grant document and to reconcile any inconsistencies in the Stock Plan or any grant document.

●

Restricted Stock: Incentives under the Stock Plan consisted of grants of restricted stock. No shares issued under the Stock Plan, or any interest therein, are transferrable by a participant, whether voluntarily or involuntarily, unless and until a liquidating distribution is made to the shareholders, except by will or by the laws of descent or distribution, and may not be subject to any voluntary or involuntary pledge, assignment, alienation, attachment, or similar encumbrance or transfer. All shares issued in connection with a grant are subject to the terms, conditions, and restrictions set forth in the Company’s articles of organization, amended and restated limited liability company agreement, or other governing documents of the Company, as amended.

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

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan (the “DCP”) for Employees and Directors effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019 and incorporated herein by reference. With the exception of Jan Loeb, appointed to the Board in July 2023, each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023 and 2024.

Subsequent Business Events

Rights Offering.

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) on December 29, 2023 with respect to a proposed rights offering (the “Rights Offering”) for the Company to distribute to holders of Gyrodyne’s common shares on the record date of January 29, 2024 one non-transferable subscription right for each five shares held. Each whole subscription right gave the shareholders the opportunity to purchase two of the Company’s common shares for $8.00 per share, or 625,000 shares in the aggregate. If a shareholder exercised his or her basic subscription right in full, and other shareholders did not, such shareholder was entitled to an oversubscription privilege to purchase a portion of the unsubscribed shares at the subscription price, subject to proration and certain limitations. The maximum dollar amount the Company sought to raise in the Rights Offering was $5 million in aggregate gross proceeds.

The Commission declared the registration statement effective on February 2, 2024 and the Company commenced the Rights Offering on February 6, 2024.

The Rights Offering closed on March 7, 2024 and the Company announced on March 11, 2024 that it received subscriptions for approximately 1,031,640 shares, greatly exceeding the maximum shares offered of 625,000. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 625,000 shares that were issuable in the rights offering, 271,836 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or approximately 40% of each over-subscriber’s requested shares. The rights offering resulted in 625,000 common shares issued on March 12, 2024 and net proceeds received (after expenses) of approximately $4,400,000 (gross proceeds of $5,000,000 less direct expenses of the rights offering of $600,000).

The Company expects to use the net proceeds received from the Rights Offering to complete the pursuit of entitlements on the Company’s Flowerfield and Cortlandt Manor properties, for litigation fees and expenses in the Article 78 proceeding, for property purchase agreement negotiation and enforcement, for necessary capital improvements in the Company’s real estate portfolio, and for general working capital.

Inclusive of the issuance of shares and net proceeds from the Rights Offering, the December 31, 2023 estimated net assets in liquidation would be $35,463,133 or $16.12 per share based on 2,199,308 shares outstanding (current shares outstanding of 1,574,308 plus the Rights Offering shares of 625,000).

Loan payable.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, an interest payment, agreement to pay all future invoices in full and the remaining outstanding balance of $477,829 was converted to a loan payable within 15 days of the sale of one of the Company’s properties. The loan will accrue interest at 0.75% per month through 2024 and 1.0% per month starting January 2025.

Leasing Activity.

Subsequent to December 31, 2023, the Company signed three lease extensions comprising approximately 1,700 square feet, $25,000 in annual revenue and $49,000 in total lease commitments. There were three terminations comprising approximately 4,000 square feet and $32,000 in annual revenue.

Employees

As of December 31, 2023 and 2022 we had 4 employees.

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

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, the Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Consequently, the commencement of the Article 78 Proceeding could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2025, although the Company believes that standard market contract terms would include resolution to the Article 78 proceeding as condition to closing and there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2023 is $30.72 million or $19.51 per common share (inclusive of the issuance of shares and net proceeds from the Rights Offering, the December 31, 2023 estimated net assets in liquidation would be $35.46 million or $16.12 per share based on 2,199,308 shares outstanding). These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and subsequent sale of all our properties by December 31, 2025. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete pre-development value enhancement and subsequent sale of assets could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and asset sale objectives.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan, litigation costs and liquidating costs, total $11,108,640. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

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

On September 5, 2023, the Company entered into a letter agreement (“Cooperation Agreement”) with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw both the Nomination Notice and the Shareholder Proposal. Through December 31, 2023, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $1,317,000. We are working with insurance coverage counsel to pursue coverage under our existing directors and officers insurance policy for amounts in excess of the $500,000 insurance deductible under the policy. The Company values input from all shareholders, including Star Equity, and remains open to ongoing engagement.

A proxy contest or related activities on the part of activist shareholders, including, among others, Star Equity, could adversely affect our business for a number of reasons, including, without limitation, the following:

●

Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors (the “Board”), management and employees, and could adversely impact the Company’s ability to achieve timely or at all our strategic objective of positioning our properties so they can be sold at higher values resulting in maximum distributions to all of our shareholders

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

On August 14, 2015, the Company entered a Stipulation of Settlement (the "Settlement") providing for the settlement of a putative class action lawsuit against the Company and certain related parties.  Under the Settlement, Gyrodyne agreed that any sales of its properties would be effected only in arm’s-length transactions at prices at or above their appraised values as of 2014.

As of December 31, 2023, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to our remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher aggregate values for such properties as a whole and thus higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2025.

Furthermore, the Stipulation’s price floor provision does not factor in land entitlement costs that may be incurred in enhancing the value of any particular property. The price floor provision may create a perverse incentive for the Company to incur certain land entitlement costs to increase the value of a property beyond its stipulated price floor even if the land entitlement costs incurred exceed the amount of the increase.

Risks incidental to real estate ownership and management.

Because our business plan is to pursue the opportunistic disposition of our properties, we do not expect to make any further investments other than to enhance the values of the Flowerfield and Cortlandt Manor properties which may include acquisitions of land and/or executing land swaps. Accordingly, an investment in Gyrodyne depends upon the financial performance and the value of our current portfolio of properties, which properties are subject to the risks normally associated with the ownership and management of rental properties and real estate in general. The risks associated with ownership and management of rental properties include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The risks associated with ownership and management of real estate in general include:

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

The Company believes we are currently capitalized with adequate cash levels (after the Rights Offering which closed on March 7, 2024), including proceeds from our credit facilities, to operate our business and complete our strategic plan of positioning our remaining properties for sale at enhanced values and making distributions to our shareholders.

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

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 22% of our total rentable square feet and the annual rent is expected to represent approximately 27% of our annual rental revenue for 2024.

The largest medical tenant in the Cortlandt Manor Medical Center represents 14% of our total rentable square feet as of December 31, 2023. The annual rent from such tenant is expected to represent approximately 28% of our annual rental revenue for 2024.

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

Approximately 31,400 square feet of our rentable space and approximately 33% of our gross revenues for 2023 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 22% of our overall rentable space. The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs. Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $714,000 in annual rental revenue.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2023 was $1,995,916.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2023 was $2,730,973.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2023, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2023 was $4,754,180.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders.  On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. There are no undrawn amounts under the Mortgage Loan.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the Mortgage Loan will be used for general working capital. The Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the Mortgage Loan is two years. Until the maturity date, the Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT service provider to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes that isolate the Company’s financial and operating records from any other systems including email and other internet applications.

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 63-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 127,220 square feet of rental space and is approximately 85% occupied by 32 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 31,421 square feet of rental space and is currently 92% occupied by 3 tenants.

During 2023 and 2022, land entitlement costs incurred were approximately $449,100 and $315,500, respectively. The Company continues to believe the pursuit of entitlements will increase the development flexibility of our properties.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value on December 31, 2023 is estimated to be $53,780,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts.

The average age of the buildings on our properties is approximately 63 years at Flowerfield and 33 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 140 to 26,573 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and the Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the five buildings located in the Cortlandt Medical Center, the rental size units range from 1,253 to 3,943 square feet and consist primarily of medical professionals.

The Company maintains liability umbrella policies and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure and loss history. It is management’s opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2023 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,220	85%	$1,659,800	$15.37	32	2
Cortlandt Medical Center	31,421	92%	$938,300	$32.57	3	2
All Locations	158,641	86%	$2,598,100	$18.99	35	3

The following table sets forth scheduled lease expirations on the properties as of December 31, 2023:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2024	15	22,000	$385,000	15.01%
2025	10	40,000	852,000	33.26%
2026	7	33,000	892,000	34.83%
2027	6	13,000	142,000	5.55%
2028	3	6,000	77,000	3.01%
Thereafter	2	19,000	214,000	8.34%

The properties are located in St. James and Cortlandt Manor, both of which are in New York State. In June 2017, the Company filed a subdivision application for the Flowerfield property along with the previously sold catering facility totaling approximately 74 acres with the Town of Smithtown. Additionally, the Company filed an application with the Town of Cortlandt Manor on the development of that property on March 31, 2017 (see, “Property Value Enhancement”, above).

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of December 31, 2023, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. The Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the application for preliminary approval to divide the Flowerfield property into eight lots (the “Flowerfield Subdivision Application”), and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim, and (iv) requires Gyrodyne to serve an answer within twenty (20) days of service of the Order. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions after which we believe the Court will render a decision.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company’s common shares began trading on the Nasdaq Capital Market under the symbol “GYRO” beginning September 1, 2015. Prior to the Merger, the Corporation’s common shares (symbol: "GYRO") were traded in the Nasdaq Capital Market, the principal market from June 10, 1948. The Company believes it is currently in compliance with all of its Nasdaq listing requirements. See, “Ris–Factors -- If our common shares are delisted from Nasdaq, shareholders may find it difficult to dispose of their shares”.

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Number of Holders of Record
Title of Class	as of March 15, 2024
Common shares of limited liability interests	256

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The value of the real estate reported in the Statement of Net Assets as of December 31, 2023, includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares.

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

The Company does not have an equity compensation plan for its employees or officers but does have a restricted stock compensation plan for its directors effective November 14, 2023.

On March 12, 2024, the Company issued 625,000 Common Shares in connection with the Company’s rights offering which closed March 7, 2024, at a subscription price of $8.00 per share, generating gross proceeds of approximately $5.0 million and net proceeds of approximately $4.4 million.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The Gyrodyne, LLC Restricted Stock Award Plan (the “Stock Plan”) was approved by the Board on September 5, 2023 and by the shareholders of the Company on October 12, 2023 and became effective on October 12, 2023. Under the Stock Plan, the Company issued to the former director participants in the Retention Bonus Plan (the “Bonus Plan”), in exchange for the waiver and forfeiture of their Bonus Plan benefits, an aggregate of 91,628 Gyrodyne shares, subject to vesting, effective November 14, 2023 (See Restricted Stock Plan Under the 2023 Transactions above).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward–Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, ongoing community activism, risks associated with proxy contests and other actions of activist shareholders, risk related to the recent banking crisis and closure of two major banks (including one with whom we indirectly have a mortgage loan), regulatory enforcement, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, recession and supply chain constraints or disruptions, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

New factors emerge from time to time, and it is not possible for us to predict which factors will affect future results. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In particular, it is difficult to fully assess the impact of the residual effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, the banking crisis and possible recession at this time. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of December 31, 2023, the consolidated portfolio includes two developed properties, consisting of 9 buildings with an aggregate of 158,641 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to increase development flexibility of the relevant primary property.

Factors Which May Influence Future Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of increasing development flexibility with respect to our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2023, our properties were 86% leased to 35 tenants. As of December 31, 2022, our properties were 85% leased to 37 tenants.

Our leasing strategy for 2024 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2025 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

 The following is a summary of lease expirations and related revenues of leases in place on December 31, 2023. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2024	15	22,000	$385,000	15.01%
2025	10	40,000	852,000	33.26%
2026	7	33,000	892,000	34.83%
2027	6	13,000	142,000	5.55%
2028	3	6,000	77,000	3.01%
Thereafter	2	19,000	214,000	8.34%

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

The Company has approximately 15% of its annual leasing revenue up for renewal in 2024, which is the same as the leases up for renewal in 2023. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2023.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2025.

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”). On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim, and (iv) requires Gyrodyne to serve an answer within twenty (20) days of service of the Order The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions after which we believe the Court will render a decision.

The Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2025, although there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve final approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, although there can be no assurances, the Company believes, for Flowerfield, subdivision approval will be received in mid-2024, and for Cortlandt Manor, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by mid-2025 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore there can be no assurance that the Company will be able to meet such earlier timeline or even our formal stated deadline of December 2025.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2025. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2023, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets as of December 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,721,034 and $30,367,499, or approximately $19.51 and $20.48 per common share, respectively, based on 1,574,308 and 1,482,680 shares outstanding, respectively (See Subsequent Events for impact of the Rights Offering above). The increase of $353,535 is mainly attributable to the reduction in Retention Bonus Plan benefits stemming from the adoption of the Restricted Stock Plan and Amendment 5 of the Retention Bonus Plan ($3.6 million) (See 2023 Transactions above) offset by expenses responding to and resolving a shareholder activism campaign and addressing feedback from shareholders ($1.2 million), costs net of receipts associated with a one year extension on the timeline ($1.5 million) and professional fees relating to the rights offering and loan closing fees ($411,000).

 The cash balance at the end of the liquidation period (currently estimated to be December 31, 2025, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2025:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.21 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2023, the Company incurred approximately $449,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.21 million (inclusive of real estate taxes of $298,000 and regulatory fees of $373,500) will be incurred from January 2024 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of December 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,721,034 and $30,367,499, or approximately $19.51 and $20.48 per common share, respectively, based on 1,574,308 and 1,482,680 shares outstanding, respectively (inclusive of the issuance of shares and net proceeds from the Rights Offering, the December 31, 2023 estimated net assets in liquidation would be $35,463,133 or $16.12 per share based on 2,199,308 shares outstanding – See Subsequent Business Events – Rights Offering), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2023 and 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses (if such values exceed the minimum values required to pay bonuses under the retention bonus plan), favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2023 (dollars are in millions).

December 31, 2023 cash and cash equivalents balance	$3.49
Principal payments on loan	(10.98)
Free cash flow from rental operations	2.26	(i)
General and administrative expenses	(5.01	)(ii)
Land entitlement costs in pursuit of the highest and best use	(1.21)
Gross real estate proceeds	53.78
Selling costs on real estate	(3.23)
Retention bonus plan for directors, officers and employees	(2.10)
Final liquidation and dissolution costs	(1.51	)(iii)
Other	(4.77	)(iv)
Net Assets	$30.72	(v)

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.26.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.01).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.77).
(v)	See Subsequent Events for impact of the Rights Offering.

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2023 and 2022, respectively, all of which is discussed below:

Net assets on January 1, 2022	$23,027,770
Changes in net assets from January 1 through December 31, 2022:
Remeasurement of assets and liabilities	(3,803,771)
Change in value of real estate	11,143,500
Total change in net assets	7,339,729	(a)
Net assets on December 31, 2022	30,367,499
Changes in net assets for the year ended December 31, 2023
Remeasurement of assets and liabilities	243,535
Change in value of real estate	110,000
Total change in net assets	353,535	(b)
Net assets on December 31, 2023	$30,721,034	(c)

(a)The increase in net assets in liquidation during 2022 was the result of an increase in real estate value offset by an increase in selling costs and retention bonus payments (both of which are due to the increase in real estate value) as well as an increase in legal fees mainly attributable to the Article 78 proceeding.

(b) The increase in net assets in liquidation during 2023 was the result of the change in the retention bonus plan, adoption of the restricted stock plan and an increase in real estate value offset by a one-year extension in the timeline and an increase in legal fees mainly attributable to shareholder activism.

(c) See Subsequent Business Events for impact of the Rights Offering.

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

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby fortifying our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have agreed to defer payment on 50% of their fees until the first subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the Mortgage Loan will be used for general working capital. The Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the Mortgage Loan is two years. Until the maturity date, the Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

As of December 31, 2023, the Company had cash and cash equivalents totaling approximately $3.49 million. The Company anticipates that its current cash and cash equivalent balance (plus the net proceeds from the aforementioned Rights Offering of approximately $4.4 million will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.78 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.72 million (or $35.46 million inclusive of the net proceeds from the Rights Offering – See Subsequent Business Events – Rights Offering).

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

Major elements of the Company’s cashflows for the year ended December 31, 2023 were as follows:

Operating Cashflows:

●	$3,131,339 in rent and reimbursements.
●	($1,713,435) in operating costs.
●	$1,417,904 in net operating income.
Nonoperating Cashflows:
●	$1,431,297 in loan proceeds net of expenses.
●	($60,718) of land entitlement costs incurred for the Cortlandt Manor property.
●	($388,403) of land entitlement costs incurred for the Flowerfield property.
●	($192,255) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($3,514,348) of corporate expenditures including interest expense.
●	($199,567) in professional fees relating to the rights offering.
●	($279,014) of principal payments on our loans.
●	$1,195,022 in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2022 were as follows:

Operating Cashflows:

●	$3,075,436 in rent and reimbursements.
●	($1,812,364) in operating costs.
●	$1,263,072 in net operating income.

 Nonoperating Cashflows:

●	$18,500 in proceeds from an easement agreement.
●	($109,883) of land entitlement costs incurred for the Cortlandt Manor property.
●	($205,573) of land entitlement costs incurred for the Flowerfield property.
●	($129,511) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,683,261) of corporate expenditures including interest expense.
●	($185,643) of costs incurred to secure non-revolving credit line.
●	($268,439) of principal loan payments.
●	$527,175 in changes in working capital.

Public Health and Macroeconomics:

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2023 and future periods.

The COVID-19 pandemic has adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed.

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

Concurrently, the war between Russia and Ukraine increased uncertainty during 2022 and 2023 with such uncertainty being exacerbated by the war between Israel and Hamas in Gaza and a threat of a broader conflict. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight, and companies continue to look to add employees, pushing unemployment lower.

The extent of the impact of these public health and macroeconomic risks on the Company’s operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which interest rate hikes to combat inflation and the banking crisis have a recessionary effect.

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

Item 7A. Quantitative and Qualitative Disclosures About Material Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on December 31, 2023.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders.  On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. There are no undrawn amounts under the Mortgage Loan.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
(2)	Consolidated Statements of Net Assets as of December 31, 2023 and 2022 (liquidation basis)
(3)	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 (liquidation basis)
(4)	Notes to Consolidated Financial Statements
(5)	Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None

 Item 9A. Controls and Procedures.

 Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On July 28, 2023, Philip F. Palmedo, a director of the Company and its predecessor Gyrodyne Company of America, Inc. since 1996, retired from the Board.

Also on July 28, 2023, the Board appointed Jan H. Loeb to the Board to fill the vacancy created by Mr. Palmedo’s resignation, and to serve in the class of directors up for election at the Annual Meeting. Mr. Loeb was appointed to the Board pursuant to the terms of a cooperation agreement dated July 26, 2023 among Leap Tide Capital Management LLC, Jan Loeb and the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2024 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	58	---	---	---
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	78	2015	1997	2025
Partner of LambZankel, LLP
Chairman of the Board of Directors of the Company

Jan H. Loeb	64	2023	---	2026
Managing Member Leap Tide Capital Management LLC
Director of the Company

Ronald J. Macklin	61	2015	2003	2024
Director of the Company

Peter Pitsiokos	64	---	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	65	2015	2006	2026
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	69	2015	2002	2025
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 58, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 78, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of LambZankel, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Jan H. Loeb, age 64, was appointed to our Board in July 2023. Mr. Loeb has more than forty years of business, money management and investment banking experience. He has been the Managing Member of Leap Tide since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners, privately-owned hedge fund sponsor investing in the public equity and alternative investment markets, from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc., an American multinational independent investment bank and financial services company. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.), a boutique investment banking firm. He served as a Lead Director of American Pacific Corporation, a chemical manufacturing corporation, from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.), a specialty pharmaceutical business, from 2006 to August 31, 2011. He served as a Director of aerospace and defense company TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd., a subsurface mineral mining company, from December 2016 until May 2019. He has served as President, Executive Chairman and board member of Novelstem International Corp., a biotechnology company, since June 2018. He has served as Chairman of Newstem Ltd., a biopharmaceutical company since June 2018. He has served as President and CEO of Acorn Energy Corp., an energy utility company, since January 2016 and CEO of Omnimetrix, LLC, a subsidiary of Acorn Energy Corp., since December 2019. He currently serves as Chairman and Director of Agudath Israel of Baltimore, Inc., a nonprofit religious organization.

Ronald J. Macklin, age 61, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Peter Pitsiokos, age 64, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 19 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 65, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 69, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2023 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2023 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2023, except for one late filing of a Form 4 by Richard Smith due to difficulties securing an EDGAR access code.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which until July 2023 consisted of Messrs. Smith, Palmedo, and Macklin. Mr. Palmedo resigned as a director and as a member of the Audit Committee, effective July 28, 2023. The Board appointed Mr. Salour to replace Mr. Palmedo on the Audit Committee. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board had previously determined that at least one member, Mr. Smith qualifies as an “audit committee financial expert” as a result of relevant experience in the commercial banking industry.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2023	250,000	10,000	-	-	-	-	-	260,000
President, CEO, CFO and Treasurer	2022	250,000	10,000	-	-	-	-	-	260,000

Peter Pitsiokos	2023	200,000	10,000	-	-	-	-	-	210,000
COO and Secretary	2022	200,000	10,000	-	-	-	-	-	210,000

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

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2023, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

●	Bonus rate: Bonus rate on property sale proceeds was modified for employees to 4.12% on up to $50,985,000 of net proceeds (net of commissions) and 6.72% for incremental net sales above $50,985,000

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

	Bonus Pool Percentage
Board Members/Employees	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount	20.000% (b)	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	5.000%
Other Employees	3.850%	11.000%
Total	100.000%	100.000%
(a)	15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (appointed to the Board on July 28, 2023) is not a participant in the Plan.
(b)	Amount forfeited upon departure of two directors, which would have been reallocated to the remaining directors pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the years ended 2023 and 2022.

2023 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2023:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$-	$-	$-	$120,000

Philip F. Palmedo*	24,500	-	-	-	-	-	24,500

Jan H. Loeb*	17,500	-	-	-	-	-	17,500

Richard B. Smith	42,000	-	-	-	-	-	42,000

Ronald J. Macklin	42,000	-	-	-	-	-	42,000

Nader G.M. Salour	42,000	-	-	-	-	-	42,000

Total	$288,000	$-	$-	$-	$-	$-	$288,000

*Philip Palmedo resigned from the Board, effective July 28, 2023 and Jan Loeb was immediately appointed as his replacement.

Deferred Compensation Plan.  On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP.  Each of the Directors, excluding Jan Loeb who was appointed to the Board in July 2023, elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023 and 2024.

Restricted Stock Award Plan. The Gyrodyne, LLC Restricted Stock Award Plan (the “Stock Plan”) was approved by the Board on September 5, 2023 and by the shareholders of the Company on October 12, 2023 and became effective on October 12, 2023. Under the Stock Plan, the Company issued to the former director participants in the Retention Bonus Plan (the “Bonus Plan”), in exchange for the waiver and forfeiture of their Bonus Plan benefits, an aggregate of 91,628 Gyrodyne shares, subject to vesting, effective November 14, 2023.

The primary features of the Stock Plan are as follows:

●

Purpose: The purpose of adoption of the Stock Plan was to incentivize the former director participants in the Bonus Plan to exchange their interests in the Bonus Plan for shares in the Company issuable under the Stock Plan, which would allow for compensation plan separation between directors and employees and better alignment of interests between director participants and shareholders.

●

Eligibility: Directors of the Company who were participants in the Bonus Plan are eligible to receive grants under the Stock Plan. The eligible directors were Paul Lamb, Ronald Macklin, Nader Salour and Richard Smith. All such individuals agreed to exchange their Bonus Plan benefits for shares under the Stock Plan, subject to shareholder approval of the Stock Plan. Jan Loeb was not a participant in the Bonus Plan and was not eligible to participate in the Stock Plan.

●

Maximum Shares: The total number of shares that were authorized for issuance under the Stock Plan is 91,628 shares, or approximately 5.8% of the common shares outstanding at the effective time of the Stock Plan after giving effect to the issuance of the Stock Plan shares. All 91,628 Stock Plan shares were issued effective November 14, 2023 to Stock Plan participants. There are no remaining shares issuable in the Stock Plan.

●

Administration: Pursuant to the terms of the Stock Plan, the Stock Plan is administered and interpreted by a committee consisting of either (i) the Board, or (ii) the President and at least two other directors appointed by the Board. The committee has full power and authority to administer and interpret the Stock Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Stock Plan and for the conduct of its business as it deems necessary or advisable, to waive requirements relating to formalities or other matters that do not modify the substance of rights of participants or constitute a material amendment of the Stock Plan, to correct any defect or supply any omission of the Stock Plan or any grant document and to reconcile any inconsistencies in the Stock Plan or any grant document.

●

Restricted Stock: Incentives under the Stock Plan consisted of grants of restricted stock. No shares issued under the Stock Plan, or any interest therein, are transferrable by a participant, whether voluntarily or involuntarily, unless and until a liquidating distribution is made to the shareholders, except by will or by the laws of descent or distribution, and may not be subject to any voluntary or involuntary pledge, assignment, alienation, attachment, or similar encumbrance or transfer. All shares issued in connection with a grant will be subject to the terms, conditions, and restrictions set forth in the Company’s articles of organization, amended and restated limited liability company agreement, or other governing documents of the Company, as amended.

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

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2023, there were no equity compensation plans under which securities of the Company were authorized for issuance, beyond the above shares of restricted stock issued in 2023.

(e)

The following table sets forth certain information as of March 15, 2024, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (10)
Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	430,476 (2)	19.6

Towerview LLC 460 Park Avenue New York, NY 10022	342,296 (3)	15.6

Lance Gad Revocable Trust 5310 No. Ocean Drive, Unit 702 Riviera Beach, FL 33404	166,765 (4)	7.6

Star Equity Fund LP 53 Forest Avenue, Suite 101 Greenwich, CT 06870	156,043 (5)	7.1

Grantham, Mayo, Van Otterloo & Co., LLC 40 Rowes Wharf Boston, MA 02110	119,248 (6)	5.4

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	113,557(7)	5.2

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	115,696(8)	5.3

Jan H. Loeb 1 Flowerfield, Suite 24 St. James, NY 11780	69,218(9)	3.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	33,918	1.5

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	30,415	1.4

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	21,570	1.0

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

All executive officers and Directors as a group (7 persons)	270,817	12.3(10)

(1)

Except as otherwise indicated, the beneficial owner has sole voting and investment power. Except as indicated, the beneficial owner has not pledged as security, or has any rights to acquire beneficial ownership of, any securities of the Company.

(2)

On March 21, 2024, Gamco Investors Inc. filed Amendment No. 12 to Schedule 13D with the Securities and Exchange Commission stating that GAMCO, a group of investment funds, beneficially owns an aggregate of 430,476 common shares. Power to dispose of and vote securities resides with Mario Gabelli, David Goldman, Peter Goldstein and Douglas Jamieson. Each reporting person has the shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 430,476 common shares. Amendment No. 12 to Schedule 13D was filed by David Goldman, Douglas Jamieson and Peter Goldstein.

(3)

On March 14, 2024, Towerview LLC filed Amendment No. 11 to Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 342,296 common shares. Amendment No. 11 to Schedule 13G was filed by Daniel R. Tisch.

(4)

On March 14, 2024, Lance Gad Revocable Trust filed a Schedule 13G/A with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 166,765 common shares.

(5)

On September 7, 2023, Star Equity Fund, LP filed a Schedule 13D with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and power to dispose of or direct the disposition of 99,464 common shares. The Schedule 13D was filed by Jeffrey Eberwein and Richard Coleman. On March 26, 2024, Star Equity Fund LP communicated to the Company that it had acquired an additional 56,579 common shares in the recently completed rights offering.

(6)

On February 13, 2024, Grantham, Mayo, Van Otterloo & Co. LLC filed Amendment No. 1 to Schedule 13G with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and the power to dispose of or direct the disposition of 119,248 common shares. Amendment No. 1 to Schedule 13G was filed by Gregory Pottle.

(7)

On August 20, 2020, Neil Subin filed Amendment No. 1 to Schedule 13G with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 113,557 common shares.

(8)	Includes 4,368 shares held by LambZankel, LLP Profit Sharing Trust and 80,786 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(9)	Includes 7,940 shares in Individual Retirement Account, 6,000 shares by Steinberg Family Trust, 4,000 shares by Kollel Simchas Chaim, 9,800 shares by Son and 2,913 shares by Tide Realty Capital.

(10)	The percent of class is calculated on the basis of the number of shares outstanding, which is 2,199,308 as of March 12, 2024.

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

During the twelve months ended December 31, 2023 and 2022, the Company received rental revenue of $52,583 and $47,190, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman was also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

The members of the Board are independent directors as defined by the listing requirements of the Nasdaq Stock Market. Such independent directors are Messrs. Lamb, Loeb, Macklin, Salour and Smith. The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2023 and 2022:

Fee Category	Fiscal December 31, 2023	Fiscal December 31, 2022
Audit Fees (1)	$139,128	$100,277
Tax Fees (2)	44,610	70,240
Total Fees	$183,738	$170,517

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2023 and 2022, respectively.

(2) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and K-1’s.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2023 and 2022 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2023 and 2022, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

97.1	Executive Compensation Clawback Policy (14)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)

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
Date: March 28, 2024

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 28, 2024

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 28, 2024

/S/ Nader Salour
By Nader Salour, Director
Date: March 28, 2024

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 28, 2024

Exhibit Index

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

97.1	Executive Compensation Clawback Policy (14)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)

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

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2023 and 2022	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2023 and 2022 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gyrodyne, LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2023 and 2022, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below /is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidation Value of Real Estate Assets - Refer to Notes 2, 3, 6 and 12 to the Consolidated Financial Statements

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

●	With the assistance of our fair value specialists, we performed the following procedures:
o	Assessed the reasonableness of the significant assumptions used in both real estate appraisals and discounted cash flow analyses, including estimates of capitalization rates, and discount rates.
o	Tested the source information underlying the assumptions.
o	Developed a range of independent estimates, focusing on the geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Company.
o	Tested the mathematical accuracy and completeness of the discounted cash flow analyses.
●	We evaluated the reasonableness of management’s discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.

We have served as the Company's auditor since 1990.

/s/ Baker Tilly US, LLP

Tysons, Virginia

March 28, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

	December 31, 2023	December 31, 2022
ASSETS:
Real estate held for sale	$53,780,000	$53,670,000
Cash and cash equivalents	3,492,692	4,082,774
Rent receivable	119,471	99,683
Other receivables	12,601	36,009
Total Assets	$57,404,764	$57,888,466

LIABILITIES:
Accounts payable	$2,640,662	$1,445,487
Accrued liabilities	1,696,508	1,287,209
Deferred rent liability	37,515	38,746
Tenant security deposits payable	219,337	230,714
Mortgage loans payable	10,981,068	9,760,083
Estimated liquidation and operating costs net of receipts	11,108,640	14,758,728
Total Liabilities	26,683,730	27,520,967
Net assets	$30,721,034	$30,367,499

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

	Year ended December 31,
	2023	2022

Net assets, beginning of period	$30,367,499	$23,027,770
Changes in net assets:
Change in real estate value	110,000	11,143,500
Remeasurement of assets and liabilities	243,535	(3,803,771)
Net increase in value	353,535	7,339,729
Net assets, end of period	$30,721,034	$30,367,499

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”), commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim, and (iv) requires Gyrodyne to serve an answer within twenty (20) days of service of the Order. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions after which we believe the Court will render a decision.

The Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2025, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval for the undeveloped portion of Flowerfield (the developed portion, situated on two separate lots may be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will not necessitate an extension of the timeline.

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
Years Ended December 31, 2023 and 2022

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with a class action lawsuit settled in 2015 (See Note 15 – Contingencies) and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution would occur upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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
Years Ended December 31, 2023 and 2022

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2025.

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

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, government labor shortages and the pandemic. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2025. The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2025. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2023, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets as of December 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,721,034 and $30,367,499, or approximately $19.51 and $20.48 per common share, respectively, based on 1,574,308 and 1,482,680 shares outstanding, respectively (see Note 11 – Commitments, Restricted Stock Plan and Note 17 – Subsequent Events). The increase of $353,535 is mainly attributable to the reduction in Retention Bonus Plan benefits stemming from the adoption of the Restricted Stock Plan and Amendment 5 of the Retention Bonus Plan ($3.6 million) (see Note 11 – Commitments) offset by expenses responding to and resolving a shareholder activism campaign and addressing feedback from shareholders ($1.2 million), costs net of receipts associated with a one year extension on the timeline ($1.5 million) and professional fees relating to the rights offering and loan closing fees ($411,000).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2025, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2025:

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

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1,210,900 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, See Note 4) in land entitlement costs from January 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2023, the Company incurred approximately $449,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,210,900 (inclusive of real estate taxes of $298,000 and regulatory fees of $373,500) will be incurred from January 2024 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2023 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of December 31, 2023 and December 31, 2022 would result in estimated liquidating distributions of $30,721,034 and $30,367,499, or approximately $19.51 and $20.48 per common share, respectively, based on 1,574,308 and 1,482,680 shares outstanding, respectively (see Note 11 – Commitments, Restricted Stock Plan and Note 17 – Subsequent Events), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of December 31, 2023 and December 31, 2022 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $11,108,640, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2023 through December 31, 2023 is as follows:

	January 1, 2023	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2023
Assets:
Estimated rents and reimbursements	$6,243,080	$(3,131,339)	$3,298,460	$6,410,201
Prepaid expenses and other assets	963,457	(246,591)	-	716,866
Liabilities:
Property operating costs	(3,758,067)	1,713,435	(1,808,359)	(3,852,991)
Capital expenditures	(303,722)	192,255	(188,533)	(300,000)
Land entitlement costs	(1,204,491)	449,121	(455,491)	(1,210,861)
Corporate expenditures	(7,190,989)	3,774,615	(4,123,732)	(7,540,106)*
Selling costs on real estate assets	(3,822,457)	655,057	(59,400)	(3,226,800)
Retention bonus payments to directors, officers and employees	(5,685,539)	-	3,580,590	(2,104,949)
Liability for estimated liquidation and operating costs net of estimated receipts	$(14,758,728)	$3,406,553	$243,535	$(11,108,640)

*Corporate expenditures includes $258,600 in future legal fees to address the Article 78 proceeding.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2022 through December 31, 2022 is as follows:

	January 1, 2022	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2022
Assets:
Estimated rents and reimbursements	$8,506,955	$(3,075,436)	$811,561	$6,243,080
Prepaid expenses and other assets	946,772	16,685	-	963,457
Liabilities:
Property operating costs	(5,147,536)	1,812,364	(422,895)	(3,758,067)
Capital expenditures	(415,327)	129,511	(17,906)	(303,722)
Land entitlement costs	(1,367,679)	315,456	(152,268)	(1,204,491)
Corporate expenditures	(8,872,500)	2,691,702	(1,010,191)*	(7,190,989)
Selling costs on real estate assets	(3,215,311)	-	(607,146)	(3,822,457)
Retention bonus payments to directors, officers and employees	(3,280,613)	-	(2,404,926)	(5,685,539)
Liability for estimated liquidation and operating costs net of estimated receipts	$(12,845,239)	$1,890,282	$(3,803,771)	$(14,758,728)

*The remeasurement of corporate expenditures includes $500,000 in additional legal fees to address the Article 78 proceeding of which $170,000 was incurred through December 31, 2022 leaving a balance of $330,000.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

5.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2023 was $1,995,916.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2023 was $2,730,973.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2023, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the Mortgage Loan, the prepayment fee to be paid upon repayment of the Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2023 was $4,754,179.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. There are no undrawn amounts under the Mortgage Loan.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the Mortgage Loan will be used for general working capital. The Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the Mortgage Loan is two years. Until the maturity date, the Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

The total debt payable mature as follows:

Years Ending December 31,
2024	$295,281
2025	1,806,750
2026	4,732,598
2027	186,644
2028	3,959,795
Total	$10,981,068

6.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2023, the net realizable value of real estate increased by $110,000 and in 2022 it increased by $11,143,500. Both the 2023 and the 2022 increase is primarily driven by the current status of entitlement uses and market conditions. The valuation of the remaining real estate as of December 31, 2023 is $53,780,000.

	2023	2022
Net Realizable Value at beginning of period	$53,670,000	$42,545,000
Sale of Real Estate
Flowerfield	-	(18,500)
Change in Net Realizable Value
Cortlandt Manor	210,000	900,000
Flowerfield	(100,000)	10,243,500
Net Realizable Value on December 31,	$53,780,000	$53,670,000

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

7.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31,			December 31,
	2023	2022		2023	2022
Current accounts payable	$1,400,788	$281,174	Accrued liabilities	$298,055	$221,238
Other accounts payable (a)	1,239,874	1,164,313	Deferred Compensation to Directors (b)	1,398,453	1,065,971
Total	$2,640,662	$1,445,487	Total	$1,696,508	$1,287,209
(a)

The Company reached agreements with certain service vendors to defer a portion of past obligations until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where most directors elected to defer 100% of his fees for 2020, 2021, 2022, 2023 and 2024. This amount also includes the deferred compensation of a Board advisor per an agreement to defer payments due.

Accrued liabilities on December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Payroll and related taxes	$55,161	$37,494
Professional fees	242,894	183,744
Total	$298,055	$221,238

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2021, 2022 and 2023.

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

As of December 31, 2023 and 2022, the Company had an $8,555 and zero balance, respectively, in its allowance for doubtful accounts.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2023 and 2022. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2023 rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9% of total rental income. The three largest tenants by revenue as of December 31, 2023 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

For the year ended December 31, 2022 rental income from the Company’s three largest tenants represented approximately 23%, 21% and 9% of total rental income. The three largest tenants by revenue as of December 31, 2022 consist of a New York State Agency located in the industrial park, a medical tenant in the Cortlandt Manor Medical Center and an athletics facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of December 31, 2023 and 2022, other commitments and contingencies are summarized in the below table:

	2023	2022
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	89,000	89,000
Total	$439,000	$439,000
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
Years Ended December 31, 2023 and 2022

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

●	Bonus rate: Bonus rate on property sale proceeds was modified for employees to 4.12% on up to $50,985,000 of net proceeds (net of commissions) and 6.72% for incremental net sales above $50,985,000.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

	Bonus Pool Percentage
Board Members/Employees	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount	20.000% (b)	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	5.000%
Other Employees	3.850%	11.000%
Total	100.000%	100.000%

(a)	15% for the Chairman and 10% for each of the other three remaining participant directors. Jan Loeb (appointed to the Board on July 28, 2023) is not a participant in the Plan.
(b)	Amount forfeited upon the departure of two directors which would have been reallocated to the remaining directors pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

Under the Plan, there were no payments made during the year ended December 31, 2023.

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

The primary features of the Stock Plan are as follows:

●

Purpose: The purpose of adoption of the Stock Plan was to incentivize the former director participants in the Bonus Plan to exchange their interests in the Bonus Plan for shares in the Company issuable under the Stock Plan, which would allow for compensation plan separation between directors and employees and better alignment of interests between director participants and shareholders.

●

Eligibility: Directors of the Company who were participants in the Bonus Plan were eligible to receive grants under the Stock Plan. The eligible directors were Paul Lamb, Ronald Macklin, Nader Salour and Richard Smith. All such individuals agreed to exchange their Bonus Plan benefits for shares under the Stock Plan, subject to shareholder approval of the Stock Plan. Jan Loeb was not a participant in the Bonus Plan and was not eligible to participate in the Stock Plan.

●

Maximum Shares: The total number of shares that were authorized for issuance under the Stock Plan at the effective time is 91,628 shares, or approximately 5.8% of the common shares outstanding at the effective time of the Stock Plan after giving effect to the issuance of the Stock Plan shares. All 91,628 Stock Plan shares were issued effective November 14, 2023 to Stock Plan participants. There are no remaining shares issuable in the Stock Plan.

●

Administration: Pursuant to the terms of the Stock Plan, the Stock Plan is administered and interpreted by a committee consisting of either (i) the Board, or (ii) the President and at least two other directors appointed by the Board. The committee has full power and authority to administer and interpret the Stock Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Stock Plan and for the conduct of its business as it deems necessary or advisable, to waive requirements relating to formalities or other matters that do not modify the substance of rights of participants or constitute a material amendment of the Stock Plan, to correct any defect or supply any omission of the Stock Plan or any grant document and to reconcile any inconsistencies in the Stock Plan or any grant document.

●

Restricted Stock: Incentives under the Stock Plan consisted of grants of restricted stock. No shares issued under the Stock Plan, or any interest therein, are transferrable by a participant, whether voluntarily or involuntarily, unless and until a liquidating distribution is made to the shareholders, except by will or by the laws of descent or distribution, and may not be subject to any voluntary or involuntary pledge, assignment, alienation, attachment, or similar encumbrance or transfer. All shares issued in connection with a grant are subject to the terms, conditions, and restrictions set forth in the Company’s articles of organization, amended and restated limited liability company agreement, or other governing documents of the Company, as amended.

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
Years Ended December 31, 2023 and 2022

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

Deferred Compensation Plan - On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023 and 2024 excluding Jan Loeb who was nominated to the Board on July 28, 2023.

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
Years Ended December 31, 2023 and 2022

Fair Value Measurements - The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

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

Through December 31, 2023, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $1,300,000. We are working with insurance coverage counsel to pursue coverage under our existing directors and officers insurance policy for amounts in excess of the $500,000 insurance deductible under the policy.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

General –

On July 28, 2023, Philip F. Palmedo, a director of the Company and its predecessor Gyrodyne Company of America, Inc. since 1996, retired from the Board.

Also on July 28, 2023, the Board appointed Jan H. Loeb to the Board to fill the vacancy on the Board created by Mr. Palmedo’s resignation, and to serve in the class of directors up for election at the 2023 Annual Meeting. Mr. Loeb was appointed to the Board pursuant to the terms of a cooperation agreement dated July 26, 2023 among Leap Tide Capital Management LLC, Jan Loeb and the Company. At the Company’s Annual Meeting held on October 12, 2023, Mr. Loeb was elected by the shareholders to serve a three-year term.

14.	Public Health and Macroeconomics

The COVID-19 pandemic was a significant factor in prolonging the entitlement process. The pandemic has resulted in a significant shift toward commercial acceptance of remote working and telemedicine which is adversely impacting our occupancy rate and average rate per square foot.

Concurrently, the war between Russia and Ukraine increased uncertainty during 2022 and 2023 with such uncertainty being exacerbated by the war between Israel and Hamas in Gaza and a threat of a broader conflict. Inflation has caused an increase in consumer prices, thereby reducing purchasing power and elevating the risks of a recession. Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of seven times during 2022 and four times in 2023. In response, market interest rates have increased significantly during this time. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which interest rate hikes to combat inflation have a recessionary effect.

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

As of December 31, 2023 and 2022, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

Article 78 Proceeding – On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules. Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim, and (iv) requires Gyrodyne to serve an answer within twenty (20) days of service of the Order. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions after which we believe the Court will render a decision.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

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

During the twelve months ended December 31, 2023 and 2022, the Company received rental revenue of $52,583 and $47,190, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman was also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

17.	Subsequent Events

Rights Offering – The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) on December 29, 2023 with respect to a proposed rights offering (the “Rights Offering”) for the Company to distribute to holders of Gyrodyne’s common shares on the record date of January 29, 2024 one non-transferable subscription right for each five shares held. Each whole subscription right gave the shareholders the opportunity to purchase two of the Company’s common shares for $8.00 per share, or 625,000 shares in the aggregate. If a shareholder exercised his or her basic subscription right in full, and other shareholders did not, such shareholder was entitled to an oversubscription privilege to purchase a portion of the unsubscribed shares at the subscription price, subject to proration and certain limitations. The maximum dollar amount the Company sought to raise in the Rights Offering was $5 million in aggregate gross proceeds.

The Commission declared the registration statement effective on February 2, 2024 and the Company commenced the Rights Offering on February 6, 2024.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2023 and 2022

The Rights Offering closed on March 7, 2024 and the Company announced on March 11, 2024 that it received subscriptions for 1,031,640 shares, greatly exceeding the maximum shares offered of 625,000. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 625,000 shares that were issuable in the rights offering, 271,836 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or approximately 40% of each over-subscriber’s requested shares. The rights offering resulted in 625,000 common shares issued on March 12, 2024 and net proceeds received (after expenses) of approximately $4,400,000 (gross proceeds of $5,000,000 less direct expenses of the rights offering of $600,000).

The Company expects to use the net proceeds received from the Rights Offering to complete the pursuit of entitlements on the Company’s Flowerfield and Cortlandt Manor properties, for litigation fees and expenses in the Article 78 proceeding, for property purchase agreement negotiation and enforcement, for necessary capital improvements in the Company’s real estate portfolio, and for general working capital.

Inclusive of the issuance of shares and net proceeds from the Rights Offering, the December 31, 2023 estimated net assets in liquidation would be $35,463,133 or $16.12 per share based on 2,199,308 shares outstanding (current shares outstanding of 1,574,308 plus the Rights Offering shares of 625,000).

Loan payable – On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, an interest payment, agreement to pay all future invoices in full and the remaining outstanding balance of $477,829 was converted to a loan payable within 15 days of the sale of one of the Company’s properties. The loan will accrue interest at 0.75% per month through 2024 and 1.0% per month starting January 2025.