Form 10-Q
period 2024-03-31
Gyrodyne, LLC
filed 2024-05-10
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2024

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

On May 10, 2024, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

(Liquidation Basis)

	March 31,	December 31,
	2024 (Unaudited)	2023
ASSETS:
Real estate held for sale	$53,780,000	$53,780,000
Cash and cash equivalents	7,526,869	3,492,692
Rent receivable	161,867	119,471
Other receivables	12,636	12,601
Total Assets	$61,481,372	$57,404,764

LIABILITIES:
Accounts payable	$2,084,291	$2,640,662
Accrued liabilities	1,739,606	1,696,508
Deferred rent liability	53,914	37,515
Tenant security deposits payable	207,860	219,337
Loans payable	11,387,209	10,981,068
Estimated liquidation and operating costs net of estimated receipts	10,621,781	11,108,640
Total Liabilities	26,094,661	26,683,730
Net assets in liquidation	$35,386,711	$30,721,034

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2024

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2023		$30,721,034
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Issuance of common shares, net	4,418,380
Remeasurement of assets and liabilities	247,297
Net increase in liquidation value		4,665,677
Net assets in liquidation, as of March 31, 2024		$35,386,711

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2024 (unaudited)

1.	The Company

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”), commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition (the “Motions”). On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions.

The Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Nevertheless, Gyrodyne remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could still culminate by year-end 2025, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval for the undeveloped portion of Flowerfield (the developed portion, situated on two separate lots may be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will not necessitate an extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to pay purchase prices for the entire undivided Flowerfield or Cortlandt Manor property, or for the entire company itself, that Gyrodyne finds more attractive from a timing and value perspective.

On January 5, 2024, Gyrodyne retained JLL Capital Markets to market the Company’s Flowerfield and Cortlandt Manor properties.

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with a class action lawsuit settled in 2015 (See Note 13 – Contingencies) and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of March 31, 2024 and December 31, 2023 would result in estimated liquidating distributions of $35,386,711 and $30,721,034, or approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12 – Rights Offering). The increase of $4,665,677 is mainly attributable to the rights offering that closed on March 7, 2024. Approximately $3.39 per share of the reduction in net assets per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets as of December 31, 2023).

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

The Company estimates that it will incur approximately $1,156,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5) in land entitlement costs from April 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three months ended March 31, 2024, the Company incurred approximately $55,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,156,000 (inclusive of real estate taxes of $251,000 and regulatory fees of $373,500) will be incurred from April 2024 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2024 ($35,386,711) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2024 and December 31, 2023 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $10,621,781, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2024 through March 31, 2024 is as follows:

	January 1, 2024	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2024
Assets:
Estimated rents and reimbursements	$6,410,201	$(778,447)	$(23,240)	$5,608,514
Prepaid expenses and other assets	716,866	(256,922)	-	459,944
Liabilities:
Property operating costs	(3,852,991)	504,358	(31,419)	(3,380,052)
Capital expenditures	(300,000)	40,762	-	(259,238)
Land entitlement costs	(1,210,861)	54,739	-	(1,156,122)
Corporate expenditures	(7,540,106)	675,072	301,956	(6,563,078)
Selling costs on real estate assets	(3,226,800)	-	-	(3,226,800)
Retention bonus payments to directors, officers and employees*	(2,104,949)	-	-	(2,104,949)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,108,640)	$239,562	$247,297	$(10,621,781)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of March 31, 2024 was $1,975,608.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of March 31, 2024 was $2,703,369.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. The outstanding balance as of March 31, 2024 was $4,730,403.

The Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the Mortgage Loan will be used for general working capital. The Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the Mortgage Loan is two years. Until the maturity date, the Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest only payable monthly. The loan may be prepaid, in whole or in part, at any time, without a prepayment fee.

The Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan will accrue interest at 0.75% per month through 2024 and 1.0% per month starting January 2025.

The total debt payable mature as follows:

Years Ending March 31,
2025	$298,108
2026	2,287,515
2027	4,708,663
2028	188,446
2029	3,904,477
Total	$11,387,209

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Current accounts payable	$1,150,796	$1,400,788	Accrued liabilities	$261,644	$298,055
Deferred accounts payable (a)	933,495	1,239,874	Deferred Compensation to Directors (b)	1,477,962	1,398,453
Total	$2,084,291	$2,640,662	Total	$1,739,606	$1,696,508
(a)

Represents amount of deferred fees pursuant to informal agreements the Company reached with certain service vendors to defer payment until certain dates, some of which include the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where each director elected to defer 100% of his fees for 2024, 2023, 2022, 2021 and 2020. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2021, 2022, and 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2024 and December 31, 2023. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the three months ended March 31, 2024 rental income from the Company’s three largest tenants represented approximately 25%, 22% and 9% of total rental income. The three largest tenants by revenue as of March 31, 2024 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of March 31, 2024, other commitments and contingencies are summarized in the below table:

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

●

Delayed vesting: An employee participant will only vest in Plan benefits triggered by property sales if he or she remains continuously employed through both the date of closing and the date of the Board’s irrevocable determination of a shareholder distribution; if employment terminates by death, disability or voluntary termination following substantial reduction in compensation (assuming no “cause” grounds for involuntary termination), however, the employee participant remains entitled to benefits only with respect to any property sales occurring within three years and yielding an internal rate of return of at least 4% (IRR ceases to apply to periods beginning after the property is under contract).

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees	Prior to Amend. No 5		Amendment No. 5 RSP approved
Board Members(a)	45.000%		0.000%
Board Discretionary Amount	20.000%	(b)	0.000%
Chief Executive Officer	15.474%		44.211%
Chief Operations Officer	13.926%		39.789%
Officer Discretionary Amount (b)	1.750%		5.000%
Other Employees	3.850%		11.000%
Total	100.000%		100.000%
(a)

15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (nominated to the Board on July 28, 2023 and elected to a three-year term on October 12, 2023) is not a participant in the Plan.

(b)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the three months ended March 31, 2024.

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

●

Maximum Shares: The total number of shares that were authorized for issuance under the Stock Plan at the effective time is 91,628 shares, or approximately 5.8% of the common shares outstanding at the effective time of the adoption of the Stock Plan after giving effect to the issuance of the Stock Plan shares (or 4.2% of the current total common shares outstanding after giving effect to the rights offering). All 91,628 Stock Plan shares were issued effective November 14, 2023 to Stock Plan participants. There are no remaining shares issuable in the Stock Plan.

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

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023 and 2024 excluding Jan Loeb who was nominated to the Board on July 28, 2023 and elected to a three-year term at the annual shareholder meeting on October 12, 2023.

12.	Rights Offering

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

The Rights Offering closed on March 7, 2024 and the Company announced on March 11, 2024 that it received subscriptions for 1,031,640 shares, greatly exceeding the maximum shares offered of 625,000. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 625,000 shares that were issuable in the rights offering, 271,836 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or approximately 40% of each over-subscriber’s requested shares. The rights offering resulted in 625,000 common shares issued on March 12, 2024 and net proceeds received (after expenses) of approximately $4,400,000 (gross proceeds of $5,000,000 less direct expenses of the rights offering of approximately $600,000).

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

13.	Contingencies

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

As of March 31, 2024 and December 31, 2023, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules. Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions.

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

15.	Pandemic and Macroeconomics

The COVID-19 pandemic was a significant factor in prolonging the entitlement process, as state and local staff charged with processing our subdivision applications all postponed activity due to work from home transitions. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which has adversely impacted our occupancy rate and average rate per square foot.

Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of four times in 2023. In response, market interest rates have increased significantly during this time.

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which interest rate hikes to combat inflation adversely impact the real estate industry or have a recessionary effect generally.

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

During the three months ended March 31, 2024, the Company received rental revenue of $13,540.

The independent members of the Board of the Company approved all of the leasing transactions described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2024.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives and liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, ongoing community activism, risks associated with proxy contests and other actions of activist shareholders, risks related to the recent banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), regulatory enforcement, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, recession and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

New factors emerge from time to time, and it is not possible for us to predict which factors will affect future results. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In particular, it is difficult to fully assess the residual effects of the COVID-19 pandemic, the risk of inflation, rising interest rates, the banking crisis and possible recession at this time. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2024 and December 31, 2023 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2024 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss The Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

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

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2025 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2025 of approximately $35.39 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $16.09 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of March 31, 2024 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the three months ended March 31, 2024, the Company incurred approximately $55,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,156,000 in additional land entitlement costs through December 31, 2025 in pursuit of entitlements (approximately $329,000 in Cortlandt Manor and $827,000 in Flowerfield).

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

On January 5, 2024, Gyrodyne retained JLL Capital Markets to market the Company’s Flowerfield and Cortlandt Manor properties.

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

In response to the extensive public comments and Town Board input received during the State Environmental Quality Review “(SEQR”) Draft Generic Environmental Impact Statement (“DGEIS”) public hearing process, the Company amended the site plan and subdivision application with the Town to develop the Cortlandt Manor property as follows:

SUBDIVISION LOT #	BUILDING SIZE/YIELD
Medical office Lot #1	100,000 sf
Retail (Lot #1) Medical Office Lot #2	4,000 sf 84,600 sf

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

The entitlement costs for the three months ended March 31, 2024 associated with the ownership and development of this property were approximately $10,600.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on April 28, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on July 7, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in the second half of 2024.

The entitlement costs for the three months ended March 31, 2024 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $44,200.

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

Impact of Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the three months ended March 31, 2024 and future periods.

The COVID-19 pandemic has adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot.

Due to increased inflation, the U.S. Federal Reserve raised the federal funds rate a total of four times in 2023. In response, market interest rates have increased significantly during this time.

The extent of the impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which interest rate hikes to combat inflation will have an adverse impact on the real estate industry and a recessionary effect generally.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount of proceeds and distributions from those sales.

Transaction Summary for the Three-Months Ended March 31, 2024

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2024.

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

The Rights Offering closed on March 7, 2024 and the Company announced on March 11, 2024 that it received subscriptions for 1,031,640 shares, greatly exceeding the maximum shares offered of 625,000. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 625,000 shares that were issuable in the rights offering, 271,836 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or approximately 40% of each over-subscriber’s requested shares. The rights offering resulted in 625,000 common shares issued on March 12, 2024 and net proceeds received (after expenses) of approximately $4,400,000 (gross proceeds of $5,000,000 less direct expenses of the rights offering of approximately $600,000).

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

Leasing Activity. During the three-months ended March 31, 2024, the Company executed three renewals comprising approximately 1,700 square feet, annual revenue of approximately $25,000 and total commitments of approximately $49,000. There were four terminations comprising approximately 5,300 square feet and approximately $46,000 in annual revenue.

Loan Payable. On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, plus an interest payment on such invoices, interest to be accrued on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan will accrue interest at 0.75% per month through 2024 and 1.0% per month starting January 2025.

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) unanimously granted Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”). On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the second half of 2024 for Flowerfield, and for Cortlandt Manor, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received by mid-2025 and that we will generally be able to seek to identify purchasers for such properties after subdivision approval is received. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding as conditions to closing.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, and therefore, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2025.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of March 31, 2024 and December 31, 2023 would result in estimated liquidating distributions of $35,386,711 and $30,721,034, or approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above). The increase of $4,665,677 is mainly attributable to the rights offering that closed on March 7, 2024. Approximately $3.39 per share of the reduction in net assets per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2025, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2024 cash balance of $7.53 million plus adjustments for the following items which are estimated through December 31, 2025:

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

The Company estimates that it will incur approximately $1,156,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from April 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three-months ended March 31, 2024, the Company incurred approximately $55,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,156,000 (inclusive of real estate taxes of $251,000 and regulatory fees of $373,500) will be incurred from April 2024 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2024 ($35,386,711) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of March 31, 2024 and December 31, 2023 because the amount of such additional value that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2024 (dollars are in millions).

March 31, 2024 cash and cash equivalents balance	$7.53
Principal payments on loan	(11.39)
Free cash flow from rental operations	1.97	(i)
General and administrative expenses	(4.16	)(ii)
Land entitlement costs in pursuit of the highest and best use	(1.16)
Gross real estate proceeds	53.78
Selling costs on real estate	(3.23)
Retention bonus plan for officers and employees	(2.10)
Final liquidation and dissolution costs	(1.51	)(iii)
Other	(4.34	)(iv)
Net Assets	$35.39

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.97.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.16).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.34).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2024 of which is discussed below:

Net assets in liquidation on January 1, 2024	$30,721,034
Changes in net assets in liquidation from January 1 through March 31, 2024:
Change in liquidation value of real estate	-
Issuance of common shares, net	4,418,380
Remeasurement of assets and liabilities in liquidation	247,297
Total increase in net assets in liquidation	4,665,677
Net assets in liquidation on March 31, 2024	$35,386,711

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

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby fortifying our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum).  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2026, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

As of March 31, 2024, the Company had cash and cash equivalents totaling approximately $7.53 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $7.53 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.78 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $35.39 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2024 were as follows:

Operating cashflows

●	$778,447 in rent and reimbursements.
●	($504,358) in operating costs.
●	$274,089 in net operating income

Non-operating cashflows

●	$4,418,380 of net proceeds from the issuance of common shares.
●	($537,873) in corporate expenditures.
●	($137,199) in interest expense net of interest income.
●	$183,970 in working capital.
●	($71,689) in principal payments on loans.
●	($40,762) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($54,739) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2024.

The Company believes there have been no significant changes in market risk from that disclosed in the Company’s Report on Form 10-K for the twelve months ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of March 31, 2024, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties will submit their respective briefs on the merits of the remaining Petitioners’ contentions.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2024.

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

GYRODYNE, LLC

Date: May 10, 2024	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Cooperation Agreement, dated September 5, 2023, between the Company and Star Equity Fund (8)

10.7	Amendment No. 5 to the Retention Bonus Plan (9)

10.8	Restricted Stock Plan (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

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