Form 10-Q
period 2024-06-30
Gyrodyne, LLC
filed 2024-08-09
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 9, 2024, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023
(Liquidation Basis)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Real estate held for sale	$53,780,000	$53,780,000
Cash and cash equivalents	6,905,529	3,492,692
Rent receivable	139,225	119,471
Other receivables	20,107	12,601
Total Assets	$60,844,861	$57,404,764

LIABILITIES:
Accounts payable	$1,945,593	$2,640,662
Accrued liabilities	1,833,391	1,696,508
Deferred rent liability	51,020	37,515
Tenant security deposits payable	202,691	219,337
Loans payable	11,315,810	10,981,068
Estimated liquidation and operating costs net of estimated receipts	10,109,047	11,108,640
Total Liabilities	25,457,552	26,683,730
Net assets in liquidation	$35,387,309	$30,721,034

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2024

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2023		$30,721,034
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$-
Issuance of common shares, net	4,418,380
Remeasurement of assets and liabilities	247,895
Net increase in liquidation value		4,666,275
Net assets in liquidation, as of June 30, 2024		$35,387,309

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE SIX-MONTHS ENDED JUNE 30, 2024 (unaudited)

1.	The Company

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”), commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition (the “Motions”). On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties submitted their respective briefs on the merits of the remaining Petitioners’ contentions and are awaiting the judge’s decision.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in late 2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2024.

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

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions (which may also include site plan approval of prospective purchasers) are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2025.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of June 30, 2024 and December 31, 2023 would result in estimated liquidating distributions of $35,387,309 and $30,721,034, respectively, or approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering). The increase of $4,666,275 in estimated liquidating distributions is mainly attributable to the rights offering (net proceeds of $4,418,380) that closed on March 7, 2024. Approximately $3.39 per share of the reduction in net assets per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets in liquidation as of December 31, 2023).

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1,035,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from July 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six months ended June 30, 2024, the Company incurred approximately $176,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,035,000 (inclusive of real estate taxes of $212,000 and regulatory fees of $372,500) will be incurred from April 2024 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of June 30, 2024 ($35,387,309) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of June 30, 2024 and December 31, 2023 because the amount of such additional value, if any, that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $10,109,047, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2024 through June 30, 2024 is as follows:

	January 1, 2024	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2024
Assets:
Estimated rents and reimbursements	$6,410,201	$(1,542,437)	$(90,799)	$4,776,965
Prepaid expenses and other assets	716,866	(262,977)	-	453,889
Liabilities:
Property operating costs	(3,852,991)	944,815	(54,288)	(2,962,464)
Capital expenditures	(300,000)	88,784	-	(211,216)
Land entitlement costs	(1,210,861)	175,850	-	(1,035,011)
Corporate expenditures	(7,540,106)	1,347,663	392,982	(5,799,461)
Selling costs on real estate assets	(3,226,800)	-	-	(3,226,800)
Retention bonus payments to directors, officers and employees*	(2,104,949)	-	-	(2,104,949)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,108,640)	$751,698	$247,895	$(10,109,047)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of June 30, 2024 was $1,955,312.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of June 30, 2024 was $2,675,780.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of June 30, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. The outstanding balance as of June 30, 2024 was $4,706,888.

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

The total debt payable mature as follows:

Years Ending June 30,
2025	$300,961
2026	2,290,480
2027	4,684,989
2028	4,039,380
Total	$11,315,810

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Current accounts payable	$1,019,896	$1,400,788	Accrued liabilities	$274,911	$298,055
Deferred accounts payable (a)	925,697	1,239,874	Deferred Compensation to Directors (b)	1,558,480	1,398,453
Total	$1,945,593	$2,640,662	Total	$1,833,391	$1,696,508
(a)

Represents amount of deferred fees pursuant to informal agreements the Company reached with certain service vendors to defer payment until certain dates, some of which include the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively. In February 2024, an agreement was made with one vendor who previously agreed to defer 50% of their fees to pay $200,000 and to convert the remaining balance of $477,829 to an interest-bearing loan (see Note 6 – Loans Payable).

(b)

The director fees and interest accrued under the deferred Compensation Plan where most directors elected to defer 100% of their fees for 2024, 2023, 2022, 2021 and 2020 excluding Jan Loeb who was nominated to the Board on July 28, 2023, and elected to a three-year term at the annual shareholder meeting on October 12, 2023. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement and two previous Board members.

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

As of June 30, 2024 and December 31, 2023, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on June 30, 2024 and December 31, 2023. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the six months ended June 30, 2024 rental income from the Company’s three largest tenants represented approximately 26%, 21% and 9% of total rental income. The three largest tenants by revenue as of June 30, 2024 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of June 30, 2024, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules. Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties submitted their respective briefs on the merits of the remaining Petitioners’ contentions and are awaiting the judge’s ruling.

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

Fair Value Measurements - The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value. The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

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

The extent of the continuing impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which persistently high interest rates continue to have an adverse impact on the real estate industry or have a recessionary effect generally.

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

During the six months ended June 30, 2024, the Company received rental revenue of $27,080 from the aforementioned lease.

The independent members of the Board of the Company approved the leasing transaction described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2024.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, ongoing community activism, risks associated with proxy contests and other actions of activist shareholders, continuing risks related to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), regulatory enforcement, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

New factors emerge from time to time, and it is not possible for us to predict which factors will affect future results. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In particular, it is difficult to fully assess the risks of persistent inflation, high interest rates and possible recession at this time. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2024 and December 31, 2023 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

●

ensuring sufficient capital to operate through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise; and

●	balancing working capital and funds available for the entitlement process.

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2024 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss The Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties submitted their respective briefs on the merits of the remaining Petitioners’ contentions and are awaiting the judge’s decision.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved local law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property. Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use (lot lines and their respective density could change until formal subdivision, if any, occurs).

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in late 2024 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate by year-end 2025. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of December 2025.

Assuming the process of seeking entitlements and selling assets is completed by December 31, 2025 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance on December 31, 2025 of approximately $35.39 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $16.09 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of June 30, 2024 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets, which include some but not all of the estimated potential additional value from the efforts to maximize value of Flowerfield and Cortlandt Manor and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if exceeding our estimates, will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the six months ended June 30, 2024, the Company incurred approximately $176,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,035,000 in additional land entitlement costs through December 31, 2025 in pursuit of entitlements.

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

The entitlement costs for the six months ended June 30, 2024 associated with the ownership and development of this property were approximately $23,700.

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

In March 2017, the Company filed a pre-subdivision application with the Town of Smithtown (the “Pre-application”) for the Flowerfield property along with the previously sold (2002) catering hall facility for an eight-lot subdivision which the Town of Smithtown initially determined must be processed as a nine-lot subdivision in response to certain comments received from the planning department. The final accepted FEIS (in 2021) included an eight-lot subdivision. In June 2017, the Company filed a subdivision application with the Town of Smithtown based on feedback provided by the Town of Smithtown staff in the pre-application process. Because of the property’s location within 500 feet of a municipal boundary and a state road, the Town of Smithtown referred the Company’s subdivision application to the Suffolk County Planning Commission as required by the Suffolk County Administrative Code and the New York State General Municipal Law.

On August 2, 2017, the Suffolk County Planning Commission voted 11-0 to approve Gyrodyne’s subdivision application without conditions. Although the approval by the Suffolk County Planning Commission is not binding on the Town of Smithtown, the approval without conditions means that the requisite vote threshold for the application at the Town of Smithtown’s Planning Board is a simple majority.

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted unanimously to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on April 28, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on July 7, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in late 2024.

The entitlement costs for the six months ended June 30, 2024 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $152,100.

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

Impact of Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the six months ended June 30, 2024 and future periods.

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

The extent of the continuing impact of these public health and macroeconomic risks on the Company's operational and financial performance and ultimately its Net Asset Value, will depend on current and future developments, including the residual effects of the COVID-19 pandemic and the extent to which persistently high interest rates continue to have an adverse impact on the real estate industry and a recessionary effect generally.

As a result of the foregoing developments, we are unable to determine what the ultimate impact will be on our timeline for seeking entitlements and selling properties, and ultimately on the amount of proceeds and distributions from those sales.

Transaction Summary for the Six-Months Ended June 30, 2024

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2024.

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

Leasing Activity. During the six-months ended June 30, 2024, the Company executed one new lease and six renewals comprising approximately 8,000 square feet, annual revenue of approximately $130,000 and total commitments of approximately $241,000. There were five terminations comprising approximately 6,900 square feet and approximately $64,000 in annual revenue.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of June 30, 2024 and December 31, 2023 would result in estimated liquidating distributions of $35,387,309 and $30,721,034, respectively, or approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above). The increase of $4,666,275 in estimated liquidating distributions is mainly attributable to the rights offering (net proceeds of $4,418,380) that closed on March 7, 2024. Approximately $3.39 per share of the reduction in net assets in liquidation per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2025, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2024 cash balance of $6.91 million plus adjustments for the following items which are estimated through December 31, 2025:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1,035,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) from July 2024 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2025, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six-months ended June 30, 2024, the Company incurred approximately $176,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,035,000 (inclusive of real estate taxes of $212,000 and regulatory fees of $372,500) will be incurred from July 2024 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of June 30, 2024 ($35,387,309) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $16.09 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above), based on estimates and other indications of sales value which includes some but not all of the potential sales proceeds that may result directly or indirectly from our land entitlement efforts. Some of the additional value that may be derived from the land entitlement efforts is not included in the estimated distributions as of June 30, 2024 and December 31, 2023 because the amount of such additional value, if any, that may result from such efforts are too difficult to predict with sufficient certainty. The Company believes the land entitlement efforts will ultimately enhance estimated distributions per share through the improved aggregate values (some but not all of which has already been included in the reported value for real estate held for sale) from the sales of the Flowerfield and Cortlandt Manor properties net of the costs to achieve the entitlements and other expenses. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2024 (dollars are in millions).

June 30, 2024 cash and cash equivalents balance	$6.91
Principal payments on loan	(11.32)
Free cash flow from rental operations	1.60	(i)
General and administrative expenses	(3.57	)(ii)
Land entitlement costs in pursuit of the highest and best use	(1.04)
Gross real estate proceeds	53.78
Selling costs on real estate	(3.23)
Retention bonus plan for officers and employees	(2.10)
Final liquidation and dissolution costs	(1.44	)(iii)
Other	(4.20	)(iv)
Net Assets	$35.39

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.60.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($3.57).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.20).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2024 of which is discussed below:

		Shares
		Outstanding
Net assets in liquidation on January 1, 2024	$30,721,034	1,574,308
Changes in net assets in liquidation from January 1 through June 30, 2024:
Change in liquidation value of real estate	-	-
Issuance of common shares, net	4,418,380	625,000
Remeasurement of assets and liabilities in liquidation	247,895	-
Total increase in net assets in liquidation	4,666,275	625,000
Net assets in liquidation on June 30, 2024	$35,387,309	2,199,308

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

As of June 30, 2024, the Company had cash and cash equivalents totaling approximately $6.91 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $6.91 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.78 million. Based on the Company’s current cash balance and the above forecast (including the estimated liquidation and operating costs net of estimated receipts), the Company estimates distributable cash stemming from the liquidation of the Company of approximately $35.39 million.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2024 were as follows:

Operating cashflows

●	$1,542,437 in rent and reimbursements.
●	($944,815) in operating costs.
●	$597,622 in net operating income

Non-operating cashflows

●	$4,418,380 of net proceeds from the issuance of common shares.
●	($1,104,170) in corporate expenditures.
●	($243,210) in interest expense net of interest income.
●	$151,937 in working capital.
●	($143,088) in principal payments on loans.
●	($88,784) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($175,850) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on June 30, 2024.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2014 aggregate appraised value for our properties was approximately $100,000 higher than the 2013 aggregate appraised value for such properties. As of June 30, 2024, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. The parties submitted their respective briefs on the merits of the remaining Petitioners’ contentions and are awaiting the judge’s decision.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2024.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Cooperation Agreement, dated September 5, 2023, between the Company and Star Equity Fund (8)

10.7	Amendment No. 5 to the Retention Bonus Plan (9)

10.8	Nonqualified Deferred Compensation Plan (10)

10.9	Restricted Stock Plan (9)

10.10	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS Inline XBRL Instance (12)

101.SCH Inline XBRL Taxonomy Extension Schema (12)

101.CAL Inline XBRL Taxonomy Extension Calculation (12)

101.DE Inline FXBRL Taxonomy Extension Definition (12)

101.LAB Inline XBRL Taxonomy Extension Labels (12)

101.PRE Inline XBRL Taxonomy Extension Presentation (12)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(12)	Filed as part of this Report.

(13)

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

GYRODYNE, LLC

Date: August 9, 2024	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Cooperation Agreement, dated September 5, 2023, between the Company and Star Equity Fund (8)

10.7	Amendment No. 5 to the Retention Bonus Plan (9)

10.8	Restricted Stock Plan (10)

10.9	Restricted Stock Plan (9)

10.10	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS Inline XBRL Instance (12)

101.SCH Inline XBRL Taxonomy Extension Schema (12)

101.CAL Inline XBRL Taxonomy Extension Calculation (12)

101.DEF Inline XBRL Taxonomy Extension Definition (12)

101.LAB Inline XBRL Taxonomy Extension Labels (12)

101.PRE Inline XBRL Taxonomy Extension Presentation (12)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(12)	Filed as part of this Report.

(13)

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