Form 10-Q
period 2024-09-30
Gyrodyne, LLC
filed 2024-11-19
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 19, 2024, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023
(Liquidation Basis)

	September 30,	December 31,
	2024 (Unaudited)	2023
ASSETS:
Real estate held for sale	$50,300,000	$53,780,000
Cash and cash equivalents	6,699,349	3,492,692
Rent receivable	141,196	119,471
Other receivables	36,838	12,601
Total Assets	$57,177,383	$57,404,764

LIABILITIES:
Accounts payable	$1,924,634	$2,640,662
Accrued liabilities	1,947,126	1,696,508
Deferred rent liability	181,107	37,515
Tenant security deposits payable	204,319	219,337
Loans payable	11,243,705	10,981,068
Estimated liquidation and operating costs net of estimated receipts	11,156,220	11,108,640
Total Liabilities	26,657,111	26,683,730
Net assets in liquidation	$30,520,272	$30,721,034

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2024

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2023		$30,721,034
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	$(3,480,000)
Issuance of common shares, net	4,418,380
Remeasurement of assets and liabilities	(1,139,142)
Net decrease in liquidation value		(200,762)
Net assets in liquidation, as of September 30, 2024		$30,520,272

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2024 (unaudited)

1.	The Company

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) voted four to zero with one abstention to grant Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”), commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition (the “Motions”). On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Article 78 petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

On November 12, 2024, the petitioners filed a notice of motion to renew and reargue, seeking to have the court direct the respondents to undertake a supplemental environmental impact statement to address retaining of storm water at the property being developed in light of a recent storm, and to annul the resolution approving the preliminary site plan.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

An Article 78 Proceeding could take up to two years or more to run its course given the likelihood of appeals and other motions. Nevertheless, Gyrodyne remains confident in its defense of the appeal and the motion to renew and reargue. Due to the anticipated time it may take for the appeal and any other motions in the Article 78 Proceeding to be finally resolved. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline. The developed portion, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

The foregoing extension of the estimated timeline assumes that Flowerfield is not sold until the culmination of the Article 78 Proceeding. Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to purchase all of Flowerfield as an undivided parcel for terms that Gyrodyne finds more attractive from a timing and value perspective and which may allow for a sale before 2026.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in early 2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2024.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed in 2026.

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

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2026. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of 2026.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation in 2026. On an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of September 30, 2024 and December 31, 2023 would result in estimated liquidating distributions of $30,520,272 and $30,721,034, respectively, or approximately $13.88 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering). The decrease of $200,762 in estimated liquidating distributions is mainly attributable to the decrease in real estate value of $3,480,000 and the increased costs associated with the timeline extension of one year ($1,692,000) offset by the cash raised in the rights offering (net proceeds of $4,418,380) that closed on March 7, 2024 and other savings (approximately $530,000 inclusive of approximately $350,000 in savings directly attributable to the decreased real estate value). Approximately $3.39 per share of the reduction in net assets per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets in liquidation as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be in 2026, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through 2026:

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

The Company estimates that it will incur approximately $1,251,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from October 2024 through the end of the liquidation period, currently estimated to conclude in 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine months ended September 30, 2024, the Company incurred approximately $318,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,251,000 (inclusive of real estate taxes of $307,000 and regulatory fees of $395,000) will be incurred from October 2024 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2024 ($30,520,272) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.88 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering), based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $11,156,220, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2024 through September 30, 2024 is as follows:

	January 1, 2024	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2024
Assets:
Estimated rents and reimbursements	$6,410,201	$(2,322,728)	$2,037,816	$6,125,289
Prepaid expenses and other assets	716,866	(302,118)	-	414,748
Liabilities:
Property operating costs	(3,852,991)	1,395,878	(1,353,450)	(3,810,563)
Capital expenditures	(300,000)	90,084	(150,929)	(360,845)
Land entitlement costs	(1,210,861)	318,032	(358,376)	(1,251,205)
Corporate expenditures	(7,540,106)	1,912,413	(1,659,209)	(7,286,902)
Selling costs on real estate assets	(3,226,800)	-	208,800	(3,018,000)
Retention bonus payments to officers and employees*	(2,104,949)	-	136,207	(1,968,742)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,108,640)	$1,091,561	$(1,139,141)	$(11,156,220)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of September 30, 2024 was $1,934,813.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of September 30, 2024 was $2,647,918.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date (September 14, 2026), the Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised. GSD Cortlandt also is responsible for all fees and expenses associated with the extension including, but not limited to, the lender’s reasonable legal fees, an inspection fee in the amount of $150, and a tax service fee.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the Mortgage Loan. The outstanding balance as of September 30, 2024 was $4,683,145.

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

The total debt payable mature as follows:

Years Ending September 30,
2025	$303,842
2026	2,293,473
2027	4,661,086
2028	3,985,304
Total	$11,243,705

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Current accounts payable	$964,832	$1,400,788	Accrued liabilities	$306,888	$298,055
Deferred accounts payable (a)	959,802	1,239,874	Deferred Compensation to Directors (b)	1,640,238	1,398,453
Total	$1,924,634	$2,640,662	Total	$1,947,126	$1,696,508
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

As of September 30, 2024 and December 31, 2023, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2024 and December 31, 2023. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the nine months ended September 30, 2024 rental income from the Company’s three largest tenants represented approximately 26%, 21% and 9% of total rental income. The three largest tenants by revenue as of September 30, 2024 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of September 30, 2024, other commitments and contingencies are summarized in the below table:

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

●	Early sale incentive: If any property is sold on or before September 30, 2024, the bonus pool for employee participants will be funded with an additional 1% of net sale price.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members/Employees
	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount	20.000%	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (b)	1.750%	5.000%
Other Employees	3.850%	11.000%
Total	100.000%	100.000%

(a)

15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (nominated to the Board on July 28, 2023 and elected to a three-year term on October 12, 2023) is not a participant in the Plan.

(b)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the nine months ended September 30, 2024.

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

●

Vesting: Vesting of shares issued under the Stock Plan occurs (i) in equal one-third tranches on each of the first three anniversaries of the grant date, and (ii) at such time as a liquidating distribution is made to the shareholders of the Company. Unvested Stock Plan shares will be forfeited by a participant if such participant is no longer serving on the Board at or prior to such time that liquidating distributions are paid to the shareholders other than as a result of death, disability or failure to be reelected.

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

As of September 30, 2024 and December 31, 2023, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules.  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Article 78 petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

On November 12, 2024, the petitioners filed a notice of motion to renew and reargue, seeking to have the court direct the respondents to undertake a supplemental environmental impact statement to address retaining of storm water at the property being developed in light of a recent storm, and to annul the resolution approving the preliminary site plan.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

General –

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

14.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). As of September 30, 2024, the Company determined to reduce the net realizable value of our real estate held for sale by $3,480,000, from $53,780,000 as of June 30, 2024 to $50,300,000. The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The decrease in net realizable value was primarily driven by the current status of entitlement uses and market conditions.

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

16.	Pandemic and Macroeconomics

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

Due to increased inflation, the U.S. Federal Reserve raised the benchmark federal funds rate a total of four times in 2023. In response, market interest rates have increased significantly during this time. In September 2024, the Federal Reserve cut its benchmark federal funds rate by 50 basis points to a range of 4.75% - 5.0%, the first cut in interest rates since the Federal Reserve's emergency response to the outbreak of COVID-19 in March 2020. On November 7, 2024, the Federal Reserve cut its benchmark interest rate by an additional 25 basis points.

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

17.	Related Party Transactions

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

During the nine months ended September 30, 2024, the Company received rental revenue of $40,620 from the aforementioned lease.

The independent members of the Board of the Company approved the leasing transaction described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2024.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will affect future results. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results, including the timeline to complete the liquidation, to differ materially from those contained in any forward-looking statement. In particular, it is difficult to fully assess the risks of persistent inflation, high interest rates and possible recession at this time. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2024 and December 31, 2023 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2024 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) voted four to zero with one abstention to grant Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”).

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss The Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Article 78 petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

On November 12, 2024, the petitioners filed a notice of motion to renew and reargue, seeking to have the court direct the respondents to undertake a supplemental environmental impact statement to address retaining of storm water at the property being developed in light of a recent storm, and to annul the resolution approving the preliminary site plan.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

An Article 78 Proceeding could take up to two years or more to run its course given the likelihood of appeals and other motions. Nevertheless, Gyrodyne remains confident in its defense of the appeal and the motion to renew and reargue. Due to the anticipated time it may take for the appeal and any other motions in the Article 78 Proceeding to be finally resolved. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline. The developed portion, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

The foregoing extension of the estimated timeline assumes that Flowerfield is not sold until the culmination of the Article 78 Proceeding. Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to purchase all of Flowerfield as an undivided parcel for terms that Gyrodyne finds more attractive from a timing and value perspective and which may allow for a sale before 2026.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in early 2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2025, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2026. The Company intends to aggressively market its properties and negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated deadline of 2026.

Assuming the process of seeking entitlements and selling assets is completed in 2026 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $30.52 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $13.88 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of September 30, 2024 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if exceeding our estimates, will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the nine months ended September 30, 2024, the Company incurred approximately $318,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,251,000 in additional land entitlement costs through 2026 in pursuit of entitlements.

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

The entitlement costs for the nine months ended September 30, 2024 associated with the ownership and development of this property were approximately $33,800.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstentation to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services on April 28, 2023, Suffolk County Department of Public Works, New York State Department of Environmental Conservation on January 31, 2023, and New York State Department of Transportation on July 7, 2023 are being addressed and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in early 2025.

The entitlement costs for the nine months ended September 30, 2024 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $284,200.

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

Impact of Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the nine months ended September 30, 2024 and future periods.

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

Due to increased inflation, the U.S. Federal Reserve raised the benchmark federal funds rate a total of four times in 2023. In response, market interest rates have increased significantly during this time. In September 2024, the Federal Reserve cut its benchmark federal funds rate by 50 basis points to a range of 4.75% - 5.0%, the first cut in interest rates since the Federal Reserve's emergency response to the outbreak of COVID-19 in March 2020. On November 7, 2024, the Federal Reserve cut its benchmark interest rate by an additional 25 basis points.

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

Transaction Summary for the Nine-Months Ended September 30, 2024

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2024.

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

Leasing Activity. During the nine-months ended September 30, 2024, the Company executed one new lease and six renewals comprising approximately 8,000 square feet, annual revenue of approximately $130,000 and total commitments of approximately $241,000. There were six terminations comprising approximately 7,900 square feet and approximately $76,500 in annual revenue.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed in 2026.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation in 2026. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of September 30, 2024 and December 31, 2023 would result in estimated liquidating distributions of $30,520,272 and $30,721,034, respectively, or approximately $13.88 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above). The decrease of $200,762 in estimated liquidating distributions is mainly attributable to the decrease in real estate value of $3,480,000 and the costs associated with the timeline extension of one year ($1,692,000) offset by the cash received in the rights offering (net proceeds of $4,418,380) that closed on March 7, 2024 and other savings (approximately $530,000 inclusive of approximately $350,000 in savings directly attributable to the decreased real estate value). Approximately $3.39 per share of the reduction in net assets per share was driven by the issuance (stemming from the Rights Offering) of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets in liquidation as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be in 2026, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2024 cash balance of $6.7 million plus adjustments for the following items which are estimated through 2026:

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

The Company estimates that it will incur approximately $1,251,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) from October 2024 through the end of the liquidation period, currently estimated to conclude in 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine-months ended September 30, 2024, the Company incurred approximately $318,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,251,000 (inclusive of real estate taxes of $307,000 and regulatory fees of $395,000) will be incurred from October 2024 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2024 ($30,520,272) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.88 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Rights Offering under Transaction Summary above), based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2024 (dollars are in millions).

September 30, 2024 cash and cash equivalents balance	$6.70
Principal payments on loan	(11.24)
Free cash flow from rental operations	1.95	(i)
General and administrative expenses	(5.00)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.25)
Gross real estate proceeds	50.30
Selling costs on real estate	(3.02)
Retention bonus plan for officers and employees	(1.97)
Final liquidation and dissolution costs	(1.44)	(iii)
Other	(4.51)	(iv)
Net Assets	$30.52

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.95.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.00).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.51).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2024 of which is discussed below:

		Shares Outstanding
Net assets in liquidation on January 1, 2024	$30,721,034	1,574,308
Changes in net assets in liquidation from January 1 through September 30, 2024:
Change in liquidation value of real estate	-	-
Issuance of common shares, net	4,418,380	625,000
Change in real estate value	(3,480,000)
Remeasurement of assets and liabilities in liquidation	(1,139,142)	-
Total decrease in net assets in liquidation	(200,762)	625,000
Net assets in liquidation on September 30, 2024	$30,520,272	2,199,308

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

As of September 30, 2024, the Company had cash and cash equivalents totaling approximately $6.7 million. The Company anticipates that its current cash and cash equivalent balance will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $6.7 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $50.3 million. Based on the Company’s current cash balance and the above forecast (including the estimated liquidation and operating costs net of estimated receipts), the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.52 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2024 were as follows:

Operating cashflows

●	$2,322,728 in rent and reimbursements.
●	($1,395,878) in operating costs.
●	$926,850 in net operating income

Non-operating cashflows

●	$4,418,380 of net proceeds from the issuance of common shares.
●	($1,584,950) in corporate expenditures.
●	($327,463) in interest expense net of interest income.
●	$397,149 in working capital.
●	($215,193) in principal payments on loans.
●	($90,084) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($318,032) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2024.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of a findings statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Article 78 petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

On November 12, 2024, the petitioners filed a notice of motion to renew and reargue, seeking to have the court direct the respondents to undertake a supplemental environmental impact statement to address retaining of storm water at the property being developed in light of a recent storm, and to annul the resolution approving the preliminary site plan.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2024.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

10.10	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

10.11	Notice of Appeal (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

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

GYRODYNE, LLC

Date: November 19, 2024	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Restricted Stock Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

10.10	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

10.11	Notice of Appeal (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

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