Form 10-K
period 2024-12-31
Gyrodyne, LLC
filed 2025-03-28
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2024 was $4,893,000. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 28, 2025, 2,199,308 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2024. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2024 and 2023 refer to our fiscal years ended or the dates, as the context requires, December 31, 2024 and December 31, 2023, respectively.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2024 and December 31, 2023 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2024 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On November 12, 2024, the petitioners filed a notice of motion to renew and reargue, seeking to have the court direct the respondentsvto undertake a supplemental environmental impact statement to address retaining of storm water at the property being developed in light of a recent storm, and to annul the resolution approving the preliminary site plan.

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

An Article 78 Proceeding could take up to two years or more to run its course given the likelihood of appeals and other motions. Nevertheless, Gyrodyne remains confident in its defense of the appeal and the motion to renew and reargue. Due to the anticipated time it may take for the appeal and any other motions in the Article 78 Proceeding to be finally resolved. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2026, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially). The Company believes that standard market terms for real property transactions in both the Town of Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

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

Assuming the process of seeking entitlements and selling assets is completed in 2026 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $30.6 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $13.91 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values and outstanding share numbers effective as of December 31, 2024 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including, but not limited to, operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if exceeding our estimates, will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities). However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2024, the Company incurred approximately $422,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.24 million in additional land entitlement costs through December 31, 2026 in pursuit of entitlements (approximately $381,000 in Cortlandt Manor and $857,000 in Flowerfield).

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

As a property owner with eligible parcels in this district, Gyrodyne submitted an Environmental Assessment Form to the Town of Cortlandt Planning Department in December 2017 to support its application to receive a MOD campus designation. Once designated, the parcels would be governed by the use, dimensional and other provisions of the MOD zoning regulations and MOD zoning would replace the existing zoning. While the MOD zoning had not been formally adopted, Gyrodyne was proposing a two-phase medical office campus with limited retail and has designed the site to function as part of a future "hamlet center” with streetscape improvements. The existing medical office space will remain operational until phase 2 is implemented.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received in mid-2026.

The entitlement costs for the year ended December 31, 2024 associated with the ownership and development of this property were approximately $87,700.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments) and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in mid-2025.

The entitlement costs for the year ended December 31, 2024 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $334,600.

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

Our healthcare tenants are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us. Referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 63-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2024, there were 30 tenants, including four tenants under month-to-month commitments, comprising 35 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2024 is approximately $1,637,000 which included month-to-month annualized base rent of approximately $138,000 on 9,824 square feet. The occupancy rate was 83% as of December 31, 2024.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 31,421 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD. The property consists of five office buildings. As of December 31, 2024, there were two tenants, comprising two leases. The annual base rent based on the rates in effect as of December 2024, is approximately $803,000. The property was 77% occupied as of December 31, 2024.

Impact of Public Health and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2024 and future periods.

The COVID-19 pandemic has also adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Competition

Our properties are located in St. James and Cortlandt Manor, New York. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants. These entities and others may be prospective buyers, as well as competitors, with respect to both properties. Principal factors of competition in the Company’s rental property business are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

We finance our operations through cash on hand, including proceeds from the Company’s credit facilities and the net proceeds received from the rights offering which closed on March 7, 2024. Certain of the Company’s major vendors have agreed to defer payment on 50% of their fees until the subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2024 was $1,913,907.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2024 was $2,619,498.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the 2021 Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

Following the closure of Signature Bank on March 12, 2023 by the New York State Department of Financial Services and the appointment of the Federal Deposit Insurance Corporation (the “FDIC”) as receiver, the FDIC transferred the 2021 Mortgage Loan on December 14, 2023 to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. See, Item 7A, Quantitative and Qualitative Disclosures About Material Risk. There are no undrawn amounts under the Mortgage Loan.

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the 2021 Mortgage Loan, the prepayment fee to be paid upon repayment of the 2021 Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2024 was $4,658,688.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and will accrue interest at 1.0% per month starting January 2025.

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

Major Tenants

For the year ended December 31, 2024, rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9%, respectively, of total rental income. The three largest tenants by revenue as of December 31, 2024 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

For the year ended December 31, 2023, rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9%, respectively, of total rental income. The three largest tenants by revenue as of December 31, 2023, consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

Fiscal Year 2024 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2024.

Leasing Activity.

During 2024, the Company signed two new leases comprising 6,289 square feet, annual base rent of approximately $88,600, excluding tenant reimbursements and total commitments of approximately $318,000. There were eight terminations comprising 12,420 square feet and approximately $77,000 in annual revenue, excluding tenant reimbursements. A total of 11 lease renewals were signed during 2024 comprising approximately 14,000 square feet, $239,000 in annual revenue and $477,000 in total commitments. Additionally, there was one expansion comprising 1,129 square feet, annual revenues/total commitments of approximately $11,300. The Company agreed to approximately $128,000 in lease incentives/concessions in the form of a rent abatement (in exchange for a tenant funded buildout of equivalent value). Commissions paid during the year ended 2024 were approximately $30,500.

Rights Offering.

The Company completed a rights offering (the “Rights Offering”) on March 7, 2024 pursuant to which we generated net proceeds of approximately $4,400,000. In connection with the Rights Offering, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) on December 29, 2023 to distribute to holders of Gyrodyne’s common shares on the record date of January 29, 2024 one non-transferable subscription right for each five shares held. Each whole subscription right gave the shareholders the opportunity to purchase two of the Company’s common shares for $8.00 per share, or 625,000 shares in the aggregate. If a shareholder exercised his or her basic subscription right in full, and other shareholders did not, such shareholder was entitled to an oversubscription privilege to purchase a portion of the unsubscribed shares at the subscription price, subject to proration and certain limitations. The maximum dollar amount the Company sought to raise in the Rights Offering was $5 million in aggregate gross proceeds.

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

Broker agreement.

On January 5, 2024, Gyrodyne retained JLL Capital Markets to conduct a national marketing campaign to sell our Flowerfield and Cortlandt Manor properties with all approved entitlements with the goal of generating maximum net asset value for Gyrodyne’s shareholders.

Loan payable.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, an interest payment, agreement to pay all future invoices in full and the remaining outstanding balance of $477,829 was converted to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and will accrue interest at 1.0% per month starting January 2025.

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan (the “DCP”) for Employees and Directors effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, as amended, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019 and incorporated herein by reference. With the exception of Jan Loeb, appointed to the Board in July 2023, each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023, 2024 and 2025.

Subsequent Business Events

Leasing Activity.

Subsequent to December 31, 2024, the Company signed two lease extensions comprising approximately 1,100 square feet and $16,000 in annual revenue and total lease commitments. Additionally, the Company signed two expansions comprising approximately 1,250 square feet, $19,000 in annual revenue and $70,000 in total lease commitments. There were no terminations.

Employees

As of December 31, 2024 and 2023 we had four employees which was reduced to three effective February 28, 2025.

Industry Segments

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The Company manages this strategy on an aggregated, single segment basis for purposes of assessing performance and making decisions (inclusive of capital allocation, leasing, entitlements and sales). Therefore, the Company has only one reporting segment.

As reported in footnote two the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote four in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of December 31, 2024 ($30,596,313) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue.

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, the Article 78 Proceeding could take an additional six months or more for a decision given the impact the pandemic has had on the court system with additional time needed for an appeal, if one is filed. Consequently, the commencement of the Article 78 Proceeding could result in a further extension of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds. Nevertheless, the Company remains confident that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will culminate by year-end 2026, although the Company believes that standard market contract terms would include resolution to the Article 78 proceeding as condition to closing and there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition or that other factors beyond our control (i.e., potential contract contingencies including site plan approval (excluding the existing industrial buildings situated on two separate lots which can be sold together or separately upon the resolution of the Article 78 Proceeding and the conclusion of the subdivision, without any site plan approvals)) will necessitate an extension of the timeline.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2024 is $30.6 million or $13.91 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

Distributions to shareholders may be delayed or reduced as a result of sale agreement provisions that allow purchasers to terminate agreements, that result in purchaser defaults or that make the purchase price contingent upon site plan approval.

Purchase and sale agreements that we have entered into with respect to properties we previously sold contained provisions that gave the purchaser the right to terminate the agreement, for any reason or no reason, prior to the expiration of an evaluation period, and receive a refund of earnest money deposits, and it can be anticipated that agreements for future property sales will have similar provisions. The consummation of property sales for which we will enter into sale agreements in the future will also be subject to satisfaction of standard closing conditions. Moreover, we anticipate that purchase and sale agreements may also be contingent upon the purchaser obtaining (at its expense) final site plan approval for a designated number of units within a specified period of time, with the purchaser having a right to terminate the agreement or extend the approval period if it fails to secure such approval within such time period, and with the purchase price for the property being a function of agreed upon price per unit and the number of approved units. If any property sale contemplated by future sale agreements does not close because a purchaser exercises its termination right or defaults, or because of a failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as contained in the original sale agreement. Many of the costs incurred due to a sale that fails to close are sunk costs with no future value and we will also incur additional costs involved in negotiating a new sale agreement for such property. These additional costs are not included in our projections. In the event that we incur these additional costs or if the number of approved units under final site plan approval turns out to be below what we anticipate, distributions to our shareholders would be delayed or reduced.

Illiquidity of real estate and lack of diversification may make it difficult for us to sell properties or achieve satisfactory returns in one or more properties within projected timelines.

Our assets consist substantially of real properties which are relatively illiquid assets. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. When we decide to sell a particular property, our ability to do so and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time at the values disclosed in our Consolidated Statement of Net Assets, which would adversely affect our results of operations, liquidity and financial condition. We expect to complete our process of pre-development enhancement and subsequent sale of all our properties by December 31, 2026. However, the illiquid nature of real estate and the short timeframe that we have chosen to complete pre-development value enhancement and subsequent sale of assets could adversely impact the prospects for achieving our value enhancement and sale objectives and may ultimately result in an extension of the timeline and or additional costs for achieving our pre-development property value enhancement and asset sale objectives.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan, litigation costs and liquidating costs, total $11,089,746. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation.

In 2023, the Company was targeted by an activist campaign pursuant to which Star Equity Fund, LP (“Star Equity”) notified the Company (the “Nomination Notice”) of its intent to nominate a slate of two candidates for election as directors at the 2023 annual meeting of shareholders (the “2023 Annual Meeting”), and then submitted a shareholder proposal to the Company pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Shareholder Proposal”).

On September 5, 2023, the Company entered into a letter agreement (“Cooperation Agreement”) with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw both the Nomination Notice and the Shareholder Proposal. Through December 31, 2024, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $950,000.

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

As of December 31, 2024, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to our remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher aggregate values for such properties as a whole and thus higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2026.

Furthermore, the Stipulation’s price floor provision does not factor in land entitlement costs that may be incurred in enhancing the value of any particular property. The price floor provision may create a perverse incentive for the Company to incur certain land entitlement costs to increase the value of a property beyond its stipulated price floor even if the land entitlement costs incurred exceed the amount of the increase in value.

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

Changes in economic and capital markets conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of real estate investments, including changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from actual or perceived instability in the U.S. banking system or as a result of the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, as well as other factors particular to the locations of our properties. In addition, the threat or imposition of new tariffs may create uncertainty in real estate markets and shift demand for industrial and/or medical office properties. A recession could adversely impact the value of our properties as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our properties and, as a result, their ability to pay us rents.

To the extent that a general economic slowdown is prolonged or becomes more severe or real estate fundamentals deteriorate, it may have a significant and adverse impact on the values of our properties, revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to pay distributions to our shareholders.

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

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 26% of our annual rental revenue for 2025.

The largest medical tenant in the Cortlandt Manor Medical Center represents 14% of our total rentable square feet as of December 31, 2024. The annual rent from such tenant is expected to represent approximately 32% of our annual rental revenue for 2025.

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

Approximately 31,400 square feet of our rentable space and approximately 34% of our gross revenues for 2024 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

•

adverse trends in healthcare provider operations, such as changes in the demand for and methods of delivering healthcare services, changes in third party reimbursement policies, significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas, increased expense for uninsured patients, increased competition among healthcare providers, increased liability insurance expense, continued pressure by private and governmental payors to reduce payments to providers of services and increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers;

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

•

unknown or unidentified adverse consequences from federal healthcare legislation on private practitioners will adversely affect our medical properties in the form of rent rates and tenant reimbursements; and

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

Our medical office properties and tenants are subject to competition.

Our medical office properties face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, while others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of financial support are not available to the medical office property we own. Similarly, our medical office tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Our healthcare tenants are also subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us. Referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 21% of our overall rentable space. The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs. Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $614,000 in annual rental revenue.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2024 was $1,913,907.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2024 was $2,619,498.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) from Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the 2021 Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the 2021 Mortgage Loan, the prepayment fee to be paid upon repayment of the 2021 Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2024 was $4,658,688.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders.  On March 12, 2023, the Company had approximately $61,000 on deposit and approximately $97,000 in a real estate tax escrow account (escrow balance will not exceed approximately $109,000) at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC that all depositors of Signature Bank would have access to all of their deposits and the fact that the amount on deposit is below the $250,000 cap on FDIC deposit insurance, the Company expects to have access to all of its cash on deposit at Signature Bank. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the Mortgage Loan. There are no undrawn amounts under the 2021 Mortgage Loan.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, plus an interest payment on such invoices, interest to be accrued on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and will accrue interest at 1.0% per month starting January 2025.

The Company intends to seek to modify any of its existing loan facilities to strengthen its financial position through the end of 2026, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through the end of 2026, the forecasted date for the completion of the liquidation and subsequent dissolution. There can be no assurance, however, that the Company will be successful in securing any such loan modification on terms that are satisfactory to the Company or on any terms at all.

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

Loss of key management personnel.

Our success depends to a significant extent upon the continuing efforts of Gary Fitlin, our Chief Executive Officer and Chief Financial Officer, and Peter Pitsiokos, our Chief Operating Officer. We have programs in place that have been designed to motivate, reward and retain such executive officers, including employment agreements and our Retention Bonus Plan. Nevertheless, the loss or unavailability of either of our executive officers due to retirement, resignation, COVID-19 or otherwise could have a material adverse effect on our business, financial condition and results of operations in general, and our efforts to position our properties to maximize values and distributions to shareholders in particular, if we are unable to retain our executive officers. In addition, the Company’s controller resigned as a full-time employee as of February 28, 2025. The former controller continues to provide certain services to the Company under the terms of a consulting agreement dated as of March 1, 2025 (the “Consulting Agreement”). Nevertheless, the Company may find it necessary to hire another person to perform certain functions not covered by the Consulting Agreement and be prepared to assume such functions that are covered by the Consulting Agreement in the event the Consulting Agreement is terminated. If the Company is required to hire such additional person, the cost of doing so could have a material adverse effect on our business, financial condition and results of operations in general.

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

Real Estate Investments

The Company owns a 63-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 130,009 square feet of rental space and is approximately 83% occupied by 30 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 31,421 square feet of rental space and is currently 77% occupied by 2 tenants.

During 2024 and 2023, land entitlement costs incurred were approximately $422,300 and $449,100, respectively. The Company continues to believe the pursuit of entitlements will increase the development flexibility of our properties.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value on December 31, 2024 is estimated to be $50,388,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts.

The average age of the buildings on our properties is approximately 64 years at Flowerfield and 34 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

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

The following table sets forth certain information as of December 31, 2024 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	130,009	83%	$1,637,300	$15.22	30	2
Cortlandt Medical Center	31,421	77%	$803,100	$33.08	2	1
All Locations	161,430	82%	$2,440,400	$18.51	32	3

The following table sets forth scheduled lease expirations on the properties as of December 31, 2023:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2025	9	36,000	$721,000	30.57%
2026	13	43,000	1,116,000	47.27%
2027	9	14,000	166,000	7.03%
2028	3	7,000	79,000	3.37%
2029	1	1,000	34,000	1.42%
Thereafter	2	20,000	244,000	10.34%

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

As of December 31, 2024, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Number of Holders of Record
Title of Class	as of March 17, 2025
Common shares of limited liability interests	235

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The value of the real estate reported in the Statement of Net Assets as of December 31, 2024, includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares.

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward–Looking Statements

The statements made in this Form 10-K and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, risks relating to our national marketing campaign led by JLL for the sale of our Flowerfield property, community activism risk, proxy contests and other actions of activist shareholders, regulatory enforcement risk, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, lingering risks relating to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of December 31, 2024, the consolidated portfolio includes two developed properties, consisting of 9 buildings with an aggregate of 161,430 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to increase development flexibility of the relevant primary property.

Leasing Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of increasing development flexibility with respect to our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2024, our properties were 82% leased to 32 tenants. As of December 31, 2023, our properties were 86% leased to 35 tenants. The reduction in occupancy is mainly attributable to one tenant who occupied two suites in Cortlandt Manor that as of December 31, 2024 vacated according to an early termination agreement.

Our leasing strategy for 2025 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2026 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place on December 31, 2024. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2025	9	36,000	$721,000	30.57%
2026	13	43,000	1,116,000	47.27%
2027	9	14,000	166,000	7.03%
2028	3	7,000	79,000	3.37%
2029	1	1,000	34,000	1.42%
Thereafter	2	20,000	244,000	10.34%

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

The Company has approximately 31% of its annual leasing revenue up for renewal in 2025, in 2024 it was 15%. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2024.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2026.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2026. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period. Actual results could differ from those estimates. The real estate market is cyclical in nature. Property values are affected by, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. As a result, determining real estate values involves many assumptions. Amounts ultimately realized may vary significantly from the net assets in liquidation values presented. The Company’s most significant accounting estimate relates to the determination of the value of net assets in liquidation.

Fair Value of Real Estate - The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms inclusive of approval density and related site plans.

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

Industry Segments - Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The Company manages this strategy on an aggregated, single segment basis for purposes of assessing performance and making decisions (inclusive of capital allocation, leasing, entitlements and sales). Therefore, the Company has only one reporting segment.

As reported in footnote two, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of December 31, 2024 ($30,596,313) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets as of December 31, 2024 and December 31, 2023 would result in estimated liquidating distributions of $30,596,313 and $30,721,034, or approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively. The decrease of $124,721 in estimated liquidating distributions is mainly attributable to the decrease in real estate value of $3,392,000 and the increased costs associated with the one year time line extension ($1,912,000) offset by the cash raised in the rights offering (net proceeds of $4,418,380) which closed on March 7, 2024, savings in costs associated with the decrease in real estate value of $336,283 and other savings (approximately $425,000 of which approximately $350,000 is a result of a negotiated reduction in legal fees from the shareholder activist campaign). Approximately $3.39 per share of the $5.60 decrease in net assets per share is attributable to the issuance in the Rights Offering of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets in liquidation as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2026, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2026:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms inclusive of approval density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.24 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2025 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2024, the Company incurred approximately $422,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.24 million (inclusive of real estate taxes of $297,000 and regulatory fees of $409,000) will be incurred from January 2025 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of December 31, 2024 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of December 31, 2024 and December 31, 2023 would result in estimated liquidating distributions of $30,596,313 and $30,721,034, or approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2024 (dollars are in millions).

December 31, 2024 cash and cash equivalents balance	$5.90
Principal payments on loan	(11.17)
Free cash flow from rental operations	1.56	(i)
General and administrative expenses	(4.29	)(ii)
Land entitlement costs in pursuit of the highest and best use	(1.24)
Gross real estate proceeds	50.39
Selling costs on real estate	(3.02)
Retention bonus plan for directors, officers and employees	(1.97)
Final liquidation and dissolution costs	(1.50	)(iii)
Other	(4.06	)(iv)
Net Assets	$30.60

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.56.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.29)
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.06).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2024 and 2023, respectively, all of which is discussed below:

Net assets on January 1, 2023	$30,367,499
Changes in net assets from January 1 through December 31, 2023:
Remeasurement of assets and liabilities	243,535
Change in value of real estate	110,000
Total change in net assets	353,535 (a)
Net assets on December 31, 2023	30,721,034
Changes in net assets for the year ended December 31, 2024
Remeasurement of assets and liabilities	(1,151,101)
Issuance of common shares, net	4,418,380
Change in value of real estate	(3,392,000)
Total change in net assets	(124,721)
Net assets on December 31, 2024	$30,596,313

(a) The increase in net assets in liquidation during 2023 was the result of the change in the retention bonus plan, adoption of the restricted stock plan and an increase in real estate value offset by a one-year extension in the timeline and an increase in legal fees mainly attributable to shareholder activism.

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

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby fortifying our cash position to ensure we are operating through a position of strength through the duration of the liquidation to negotiate and enforce purchase agreements and defend our property rights in the Article 78 proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have agreed to defer payment on 50% of their fees until the first subdivided lot is sold. Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, as amended, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan above).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

As of December 31, 2024, the Company had cash and cash equivalents totaling approximately $5.9 million. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $50.39 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.6 million.

The Company intends to seek to modify any of its existing loan facilities to strengthen its financial position through the end of 2026, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through the end of 2026, the forecasted date for the completion of the liquidation and subsequent dissolution. There can be no assurance, however, that the Company will be successful in securing any such loan modification on terms that are satisfactory to the Company or on any terms at all.

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

Major elements of the Company’s cashflows for the year ended December 31, 2024 were as follows:

Operating Cashflows:

●	$3,105, 989 in rent and reimbursements.
●	($1,898,920) in operating costs.
●	$1,207,069 in net operating income.

Nonoperating Cashflows:

●	$4,418,380 of net proceeds from the issuance of common shares.
●	($87,718) of land entitlement costs incurred for the Cortlandt Manor property.
●	($334,610) of land entitlement costs incurred for the Flowerfield property.
●	($172,506) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($1,987,749) of corporate expenditures including interest expense.
●	($288,976) of principal payments on our loans.
●	($347,349) in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2023 were as follows:

Operating Cashflows:

●	$3,131,339 in rent and reimbursements.
●	($1,713,435) in operating costs.
●	$1,417,904 in net operating income.

Nonoperating Cashflows:

●	$1,431,297 in loan proceeds net of expenses.
●	($60,718) of land entitlement costs incurred for the Cortlandt Manor property.
●	($388,403) of land entitlement costs incurred for the Flowerfield property.
●	($192,255) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($3,514,348) of corporate expenditures including interest expense.
●	($199,567) in professional fees relating to the rights offering.
●	($279,014) of principal payments on our loans.
●	$1,195,022 in changes in working capital.

Impact of Pandemic and Macroeconomics:

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2024 and future periods.

The COVID-19 pandemic has also adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Our healthcare tenants are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us. Referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Property Value Enhancement

See, “Business—Property Value Enhancement—Cortlandt Manor” and “—Flowerfield”, above, for more detailed disclosure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists as of December 31, 2024.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding.

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that will be operated by the FDIC as it markets the institution to potential bidders. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. There are no undrawn amounts under the 2021 Mortgage Loan.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
(2)	Consolidated Statements of Net Assets as of December 31, 2024 and 2023 (liquidation basis)
(3)	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024 and 2023 (liquidation basis)
(4)	Notes to Consolidated Financial Statements
(5)	Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2025 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	59	-	-	-
President, CEO CFO and Treasurer of the Company

Paul L. Lamb	79	2015	1997	2025
Partner of LambZankel, LLP
Chairman of the Board of Directors of the Company

Jan H. Loeb	65	2023	-	2026
Managing Member Leap Tide Capital Management LLC
Director of the Company

Ronald J. Macklin	62	2015	2003	2027
Director of the Company

Peter Pitsiokos	65	-	-	-
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	66	2015	2006	2026
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	70	2015	2002	2025
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 59, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin also serves as Chairman of the CEO Leadership Committee for Stony Brook University. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 79, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of LambZankel, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Jan H. Loeb, age 65, was appointed to our Board in July 2023. Mr. Loeb has more than forty years of business, money management and investment banking experience. He has been the Managing Member of Leap Tide since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners, privately-owned hedge fund sponsor investing in the public equity and alternative investment markets, from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc., an American multinational independent investment bank and financial services company. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.), a boutique investment banking firm. He served as a Lead Director of American Pacific Corporation, a chemical manufacturing corporation, from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.), a specialty pharmaceutical business, from 2006 to August 31, 2011. He served as a Director of aerospace and defense company TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd., a subsurface mineral mining company, from December 2016 until May 2019. He has served as President, Executive Chairman and board member of Novelstem International Corp., a biotechnology company, since June 2018. He has served as Chairman of Newstem Ltd., a biopharmaceutical company since June 2018. He has served as President and CEO of Acorn Energy Corp., an energy utility company, since January 2016 and CEO of Omnimetrix, LLC, a subsidiary of Acorn Energy Corp., since December 2019. He currently serves as Chairman and Director of Agudath Israel of Baltimore, Inc., a nonprofit religious organization.

Ronald J. Macklin, age 62, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Peter Pitsiokos, age 65, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 19 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 66, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 70, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2024 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2024 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2024.

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

(f)	Insider Trading Policy

The Company has adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities (the “Insider Trading Policy”) that applies to all directors, officers, employees, consultants, contractors of the Company and its subsidiaries, as well as the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities, as well as any listing standards, rules and regulations applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 97.2 to this Report.

Item 11. Executive Compensation.

(a)	Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2024	250,000	-	-	-	-	-	-	250,000
President, CEO, CFO and Treasurer	2023	250,000	10,000	-	-	-	-	-	260,000

Peter Pitsiokos	2024	200,000	-	-	-	-	-	-	200,000
COO and Secretary	2023	200,000	10,000	-	-	-	-	-	210,000

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

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2024, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

	Bonus Pool Percentage
Board Members/Employees	Prior to Amend. No 5		Amendment No. 5 RSP approved
Board Members(a)	45.000%		0.000%
Board Discretionary Amount	20.000	%(b)	0.000%
Chief Executive Officer	15.474%		44.211%
Chief Operations Officer	13.926%		39.789%
Officer Discretionary Amount (c)	1.750%		5.000%
Other Employees(d)	3.850%		11.000%
Total	100.000%		100.000%
(a)	15% (18.75%) for the Chairman and 10% (12.5%) for each of the other three remaining participant directors. Jan Loeb (appointed to the Board on July 28, 2023) is not a participant in the Plan.
(b)	Amount forfeited upon departure of two directors, which would have been reallocated to the remaining directors pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.
(d)

Other employees will receive 0.75% prior to amendment 5 or 2.143% after amendment No. 5 and the approval of the restricted stock plan. The remaining 3.10% (prior to amendment 5) or 8.857% (after amendment 5) will be allocated to officers and employees within the discretion of the Board.

Under the Plan, there were no payments made during the years ended 2024 and 2023.

2024 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2024:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb	$120,000	$-	$-	$-	$-	$-	$120,000

Jan H. Loeb	42,000	-	-	-	-	-	42,000

Richard B. Smith	42,000	-	-	-	-	-	42,000

Ronald J. Macklin	42,000	-	-	-	-	-	42,000

Nader G.M. Salour	42,000	-	-	-	-	-	42,000

Total	$288,000	$-	$-	$-	$-	$-	$288,000

Deferred Compensation Plan.  On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP.  Each of the Directors, excluding Jan Loeb who was appointed to the Board in July 2023, elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023, 2024 and 2025.

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

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2024, there were no equity compensation plans under which securities of the Company were authorized for issuance, beyond the above shares of restricted stock issued in 2024.

(e)

The following table sets forth certain information as of March 15, 2025, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (10)
Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	430,476 (2)	19.6

Towerview LLC 460 Park Avenue New York, NY 10022	340,996 (3)	15.5

Lance Gad Revocable Trust 5310 No. Ocean Drive, Unit 702 Riviera Beach, FL 33404	166,765 (4)	7.6

Star Equity Fund LP 53 Forest Avenue, Suite 101 Greenwich, CT 06870	156,043 (5)	7.1

Neil Subin MILFAM LLC 3300 South Dixie Highway, Suite 1-365 West Palm Beach, FL 33405	113,557(6)	5.2

Paul L. Lamb 1 Flowerfield, Suite 24 St. James, NY 11780	111,099(7)	5.1

Jan H. Loeb 1 Flowerfield, Suite 24 St. James, NY 11780	69,218(8)	3.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	33,918	1.5

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	30,415	1.4

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	21,570	1.0

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0	*

All executive officers and Directors as a group (7 persons)	266,220	12.1(9)

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

(3)

On October 21, 2024, Towerview LLC filed Form 4 with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 340,996 common shares. The Form 4 was filed by Daniel R. Tisch.

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

(7)	Includes 4,368 shares held by LambZankel, LLP Profit Sharing Trust and 80,557 shares in an Individual Retirement Account. Mr. Lamb is a trustee of the Profit-Sharing Trust.

(8)	Includes 7,940 shares in Individual Retirement Account, 6,000 shares by Steinberg Family Trust, 4,000 shares by Kollel Simchas Chaim, 9,800 shares by Son and 2,913 shares by Tide Realty Capital.

(9)	The percent of class is calculated on the basis of the number of shares outstanding, which is 2,199,308 as of March 15, 2025.

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

During the twelve months ended December 31, 2024 and 2023, the Company received rental revenue of $54,160 and $52,583, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2024 and 2023:

Fee Category	Fiscal December 31, 2024	Fiscal December 31, 2023
Audit Fees (1)	$265,538	$139,128
Tax Fees (2)	46,550	44,610
Total Fees	$312,088	$187,738

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, S-1 consent and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2024 and 2023, respectively.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2024 and 2023 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2024 and 2023, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

10.13	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (14)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

97.1	Executive Compensation Clawback Policy (15)

97.2	Insider Trading Policy (14)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2024.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC.

/S/ Gary J. Fitlin
By Gary J. Fitlin, President, Chief Executive Officer, Chief Financial Officer and Treasurer
Date: March 28, 2025

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 28, 2025

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 28, 2025

/S/ Nader Salour
By Nader Salour, Director
Date: March 28, 2025

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 28, 2025

Exhibit Index

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

10.13	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (14)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

97.1	Executive Compensation Clawback Policy (15)

97.2	Insider Trading Policy (14)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2024.

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

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2024 and 2023	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2024 and 2023 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024 and 2023 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5–22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gyrodyne, LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2024 and 2023, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidation Value of Real Estate Assets - Refer to Notes 2, 3, 6 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company presents its financial statements under the liquidation basis of accounting and, accordingly, presents its real estate assets at their liquidation value at each reporting period.

The Company estimates the liquidation value of its real estate assets by using both income and market valuation techniques.  The market valuation techniques use estimates and assumptions based on market information, such as broker opinions of value, appraisals, and recent sales data for similar assets.  The income valuation technique consists of a discounted cash flow model. As disclosed by management, the Company’s evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions, such as market rental rates, capitalization rates, discount rates and in certain instances offers that could differ materially from actual results.

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

●	With the assistance of our fair value specialists, we performed the following procedures:
o	Assessed the reasonableness of the significant assumptions used in both real estate appraisals and discounted cash flow analyses, including estimates of capitalization rates, and discount rates.
o	Tested the source information underlying the assumptions.
o	Developed a range of independent estimates, focusing on the geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Company.
o	Tested the mathematical accuracy and completeness of the discounted cash flow analyses.
●	We evaluated the reasonableness of management’s discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.
●	We evaluated offers both received and made by management on the properties being valued

We have served as the Company's auditor since 1990.

/s/ Baker Tilly US, LLP

Tysons, Virginia

March 28, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2024	December 31, 2023
ASSETS:
Real estate held for sale	$50,388,000	$53,780,000
Cash and cash equivalents	5,899,232	3,492,692
Rent receivable	335,966	119,471
Other receivables	36,893	12,601
Total Assets	$56,660,091	$57,404,764

LIABILITIES:
Accounts payable	$1,524,238	$2,640,662
Accrued liabilities	2,045,596	1,696,508
Deferred rent liability	21,195	37,515
Tenant security deposits payable	213,081	219,337
Mortgage loans payable	11,169,922	10,981,068
Estimated liquidation and operating costs net of receipts	11,089,746	11,108,640
Total Liabilities	26,063,778	26,683,730
Net assets	$30,596,313	$30,721,034

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2024	2023

Net assets, beginning of period	$30,721,034	$30,367,499
Changes in net assets:
Change in real estate value	(3,392,000)	110,000
Issuance of common shares, net	4,418,380
Remeasurement of assets and liabilities	(1,151,101)	243,535
Net increase in value	(124,721)	353,535
Net assets, end of period	$30,596,313	$30,721,034

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

An Article 78 Proceeding could take up to two years or more to run its course given the likelihood of appeals and other motions. Nevertheless, Gyrodyne remains confident in its defense of the appeal and the motion to renew and reargue. Due to the anticipated time it may take for the appeal and any other motions in the Article 78 Proceeding to be finally resolved. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved local law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property. Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use.

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in mid-2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2026, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving subdivision (if requested) and site plan approval which the Company believes can be pursued simultaneously rather than sequentially).

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

Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve in limited circumstances other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pay distributions to holders of Gyrodyne common shares. The process of seeking entitlements and the amount and timing of distributions from proceeds of asset sales involve risks and uncertainties. As such, it is impossible at this time to determine with certainty the ultimate amount of proceeds that will actually be distributed to our shareholders or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in our consolidated statements of net assets. The actual nature, amount and timing of all distributions will be determined by Gyrodyne’s Board in its sole discretion and will depend in part upon the Company’s ability to convert our remaining assets into cash in compliance with our obligations under the Stipulation entered into in connection with a class action lawsuit settled in 2015 (See Note 16 – Contingencies) and satisfy our remaining liabilities and obligations. Under Gyrodyne’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), such dissolution may be effected upon an election to dissolve the Company by the Board that is approved by the vote of holders of a majority of Gyrodyne common shares or, in the Board’s sole discretion and without any separate approval by the holders of Gyrodyne common shares, at any time the value of Gyrodyne’s assets, as determined by the Board in good faith, is less than $1,000,000.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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
Years Ended December 31, 2024 and 2023

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

Management Estimates – In preparing the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of receipts and expenditures for the reporting period. Actual results could differ from those estimates. The real estate market is cyclical in nature. Property values are affected by, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. As a result, determining real estate values involves many assumptions. Amounts ultimately realized may vary significantly from the net assets in liquidation values presented. The Company’s most significant accounting estimate relates to the determination of the value of net assets in liquidation.

Fair Value of Real Estate - The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms inclusive of approval density and related site plans.

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

Industry Segments - Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The Company manages this strategy on an aggregated, single segment basis for purposes of assessing performance and making decisions (inclusive of capital allocation, leasing, entitlements and sales). Therefore, the Company has only one reporting segment.

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of December 31, 2024 ($30,596,313) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2024, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets as of December 31, 2024 and December 31, 2023 would result in estimated liquidating distributions of $30,596,313 and $30,721,034, or approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12 – Rights Offering). The decrease of $124,721 in estimated liquidating distributions is mainly attributable to the decrease in real estate value of $3,392,000 and the increased costs associated with the one year time line extension ($1,912,000) offset by the cash raised in the rights offering (net proceeds of $4,418,380) which closed on March 7, 2024, savings in costs associated with the decrease in real estate value of 336,283 and other savings (approximately $425,000 of which approximately $350,000 is a result of a negotiated reduction in legal fees from the shareholder activist campaign). Approximately $3.39 per share of the $5.60 decrease in net assets per share is attributable to the issuance in Rights Offering of 625,000 shares at $8 per share (reflecting a discount of $8.12 per share to the proforma net assets in liquidation as of December 31, 2023).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2026, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2026:

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms inclusive of approval density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

The Company estimates that it will incur approximately $1,239,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 4)) from January 2025 through the end of the liquidation period, currently estimated to conclude in 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2024, the Company incurred approximately $422,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,239,000 (inclusive of real estate taxes of $297,000 and regulatory fees of $409,000) will be incurred from January 2025 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of December 31, 2024 ($30,596,313) and December 31, 2023 ($30,721,034) results in estimated distributions of approximately $13.91 and $19.51 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively (see Note 12– Rights Offering), based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $11,089,746, excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2024 through December 31, 2024 is as follows:

	January 1, 2024	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2024
Assets:
Estimated rents and reimbursements	$6,410,201	$(3,105,989)	$2,512,767	$5,816,979
Prepaid expenses and other assets	716,866	(205,519)	(40,483)	470,864
Liabilities:
Property operating costs	(3,852,991)	1,898,920	(1,895,997)	(3,850,068)
Capital expenditures	(300,000)	172,506	(275,948)	(403,442)
Land entitlement costs	(1,210,861)	422,328	(449,974)	(1,238,507)
Corporate expenditures	(7,540,106)	1,987,749	(1,337,749)	(6,890,106)
Selling costs on real estate assets	(3,226,800)	-	203,520	(3,023,280)
Retention bonus payments to officers and employees	(2,104,949)	-	132,763	(1,972,186)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,108,640)	$1,169,995	$(1,151,101)	$(11,089,746)

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2024 was $1,913,907.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2024 was $2,619,498.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date, the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the 2021 Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. The outstanding balance as of December 31, 2024 was $4,658,688.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and will accrue interest at 1.0% per month starting January 2025.

The total debt payable mature as follows:

Years Ending December 31,
2025	$306,750
2026	2,296,494
2027	4,670,420
2028	3,896,258
2029	-
Total	$11,169,922

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

6.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2024, the net realizable value of real estate decreased by $3,392,000 and in 2023 it increased by $110,000. Both the 2024 and the 2023 change is primarily driven by the current status of entitlement uses and market conditions. The valuation of the remaining real estate as of December 31, 2024 is $50,388,000.

	2024	2023
Net Realizable Value at beginning of period	$53,780,000	$53,670,000
Change in Net Realizable Value
Cortlandt Manor	(3,480,000)	210,000
Flowerfield	88,000	(100,000)
Net Realizable Value on December 31,	$50,388,000	$53,780,000

7.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31,			December 31,
	2024	2023		2024	2023
Current accounts payable	$524,355	$1,400,788	Accrued liabilities	$322,548	$298,055
Other accounts payable (a)	999,883	1,239,874	Deferred Compensation to Directors (b)	1,723,048	1,398,453
Total	$1,524,238	$2,640,662	Total	$2,045,596	$1,696,508
(a)

Represents amount of deferred fees pursuant to informal agreements the Company reached with certain service vendors to defer payment until certain dates, some of which include the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively. In February 2024, an agreement was made with one vendor who previously agreed to defer 50% of their fees to pay $200,000 and to convert the remaining balance of $477,829 to an interest-bearing loan (see Note 5 – Loans Payable).

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

Accrued liabilities on December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2024
Payroll and related taxes	$73,806	$55,161
Professional fees	248,742	242,894
Total	$322,548	$298,055

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2022, 2023 and 2024.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, the Company had an $0 and $8,555 balance, respectively, in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2024 and 2023. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2024 rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9% of total rental income. The three largest tenants by revenue as of December 31, 2024 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

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

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

11.	Commitments

As of December 31, 2024 and 2023, other commitments and contingencies are summarized in the table below:

	2024	2023
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	89,000	89,000
Total	$439,000	$439,000

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
Years Ended December 31, 2024 and 2023

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Board Members and Employees	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount	20.000%(b)	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	5.000%
Other (d)	3.850%	11.000%
Total	100.000%	100.000%

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
(d)

Other employees will receive 0.75% prior to amendment 5 or 2.143% after amendment No. 5 and the approval of the restricted stock plan. The remaining 3.10% (prior to amendment 5) or 8.857% (after amendment 5) will be allocated to officers and employees within the discretion of the Board.

Under the Plan, there were no payments made during the year ended December 31, 2024.

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
Years Ended December 31, 2024 and 2023

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

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023, 2024 and 2025 excluding Jan Loeb who was nominated to the Board on July 28, 2023 and elected to a three-year term at the annual shareholder meeting on October 12, 2023.

12.	Rights Offering

The Company completed a rights offering (the “Rights Offering”) on March 7, 2024 pursuant to which we generated net proceeds of approximately $4,400,000. In connection to the Rights Offering the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) on December 29, 2023 to distribute to holders of Gyrodyne’s common shares on the record date of January 29, 2024 one non-transferable subscription right for each five shares held. Each whole subscription right gave the shareholders the opportunity to purchase two of the Company’s common shares for $8.00 per share, or 625,000 shares in the aggregate. If a shareholder exercised his or her basic subscription right in full, and other shareholders did not, such shareholder was entitled to an oversubscription privilege to purchase a portion of the unsubscribed shares at the subscription price, subject to proration and certain limitations. The maximum dollar amount the Company sought to raise in the Rights Offering was $5 million in aggregate gross proceeds.

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
Years Ended December 31, 2024 and 2023

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms inclusive of approval density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates), the estimated net realizable value of its real estate assets could be overstated or understated.

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
Years Ended December 31, 2024 and 2023

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

Through December 31, 2024, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaign, including changes to our incentive compensation arrangements, was approximately $950,000

General –

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

15.	Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2024 and future periods.

The COVID-19 pandemic has also adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

GYRODYNE, LLC
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue.

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
Years Ended December 31, 2024 and 2023

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

During the twelve months ended December 31, 2024 and 2023, the Company received rental revenue of $54,160 and $52,583, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The Chairman was also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.