Form 10-Q
period 2025-03-31
Gyrodyne, LLC
filed 2025-05-05
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 5, 2025, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Liquidation Basis)

	March 31, 2025	December 31,
	(Unaudited)	2024
ASSETS:
Real estate held for sale	$50,388,000	$50,388,000
Cash and cash equivalents	5,787,279	5,899,232
Rent receivable	107,913	335,966
Other receivables	16,281	36,893
Total Assets	$56,299,473	$56,660,091

LIABILITIES:
Accounts payable	$1,620,792	$1,524,238
Accrued liabilities	2,056,693	2,045,596
Deferred rent liability	34,447	21,195
Tenant security deposits payable	225,635	213,081
Loans payable	11,094,466	11,169,922
Estimated liquidation and operating costs net of estimated receipts	10,455,050	11,089,746
Total Liabilities	25,487,083	26,063,778
Net assets in liquidation	$30,812,390	$30,596,313

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2025

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2024		$30,596,313
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	216,077
Net increase in liquidation value		216,077
Net assets in liquidation, as of March 31, 2025		$30,812,390

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2025 (unaudited)

1.	The Company

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

Flowerfield

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue. On April 16, 2025 the Petitioners filed a notice of appeal seeking to appeal the March 17, 2025 order denying the appellants motion to stay enforcement of the order dismissing the Petition pending the appeal.

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations.  Gyrodyne will coordinate with the Town of Smithtown on promptly responding to the Petitioners’ appellate papers.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeals and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

The estimated timeline assumes that Flowerfield is not sold until the culmination of the Article 78 Proceeding. Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to purchase all of Flowerfield as an undivided parcel on terms that Gyrodyne finds more attractive from a timing and value perspective. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

Cortlandt Manor

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

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the third quarter of 2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2026. We anticipate that purchase agreements for Flowerfield or Cortlandt or any portions thereof will identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to pay purchase prices for the entire undivided Flowerfield or Cortlandt Manor property, or for the entire company itself, that Gyrodyne finds more attractive from a timing and value perspective.

On January 5, 2024, Gyrodyne retained JLL Capital Markets (“JLL”) to market the Company’s Flowerfield and Cortlandt Manor properties. JLL has been conducting a national marketing campaign on the Company’s behalf with the goal of identifying viable prospective buyers for our remaining properties and generating maximum net asset value for Gyrodyne’s shareholders.

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

The Company’s two remaining real estate properties, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

●	Cortlandt Manor:13.8 acres in Cortlandt Manor, New York, consisting of the 31,000 square foot Cortlandt Manor Medical Center; and
●	Flowerfield: 63 acres in St. James, New York, including a 14-acre multi-tenanted industrial park comprising 135,000 rentable square feet.

2.	Basis of Quarterly Presentations

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2025.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level         , as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions (which may also include site plan approval of prospective purchasers) are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2026. The Company is aggressively marketing its properties and intends to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2026.

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

Fair Value of Real Estate - The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of March 31, 2025 ($30,812,390) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of March 31, 2025 and December 31, 2024 would result in estimated liquidating distributions of $30,812,390 and $30,596,313, respectively, or approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $216,077 in estimated liquidating distributions is mainly attributable to an increase in rental revenue of approximately $180,000, a savings in rental expenses and general and administrative fees of approximately $16,000 and $67,000, respectively, offset by additional land development fees of $50,000.

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

4.	Costs for the pursuit of entitlements on the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts (see Note 11).
6.	Debt service on the Company’s credit facilities.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The Company also considers in its valuation estimates the receipt of any credible expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1,212,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from April 2025 through the end of the liquidation period, currently estimated to conclude in 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three months ended March 31, 2025, the Company incurred approximately $76,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,212,000 (inclusive of real estate taxes of $253,000 and regulatory fees of $408,000) will be incurred from April 2025 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2025 ($30,812,390) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $10,455,050 (inclusive of selling costs and retention bonuses aggregating approximately $6 million), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2025 through March 31, 2025 is as follows:

	January 1, 2025	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2025
Assets:
Estimated rents and reimbursements	$5,816,979	$(818,380)	$181,008	$5,179,607
Prepaid expenses and other assets	470,864	26,024	-	496,888
Liabilities:
Property operating costs	(3,850,068)	494,805	15,581	(3,339,682)
Capital expenditures	(403,442)	2,900	-	(400,542)
Land entitlement costs	(1,238,507)	76,432	(50,000)	(1,212,075)
Corporate expenditures	(6,890,1076)	596,700	69,488	(6,223,918)
Selling costs on real estate assets	(3,023,280)	40,138	-	(2,983,142)
Retention bonus payments to officers and employees*	(1,972,186)	-	-	(1,972,186)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,089,746)	$418,619	$216,077	$(10,455,050)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of March 31, 2025 was $1,892,592.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of March 31, 2025 was $2,590,527.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2024, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date (September 14, 2026), the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the 2021 Mortgage Loan. The outstanding balance as of March 31, 2025 was $4,633,519.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC. The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest only payable monthly, which may be prepaid, in whole or in part, at any time, without a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York.

On February 1, 2024, the Company entered into an agreement with one vendor which had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement calls for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and is accruing interest at 1.0% per month starting January 2025.

The total debt payable matures as follows:

Years Ending March 31,
2026	$1,809,686
2027	5,222,235
2028	222,726
2029	3,839,819
Total	$11,094,466

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Current accounts payable	$530,751	$524,355	Accrued liabilities	$250,260	$322,548
Deferred accounts payable	1,090,041	999,883	Deferred Compensation to Directors (a)	1,806,433	1,723,048
Total	$1,620,792	$1,524,238	Total	$2,056,693	$2,045,596
(a)

The director fees and interest accrued under the deferred Compensation Plan where most directors elected to defer 100% of their fees for 2025, 2024, 2023, 2022, 2021 and 2020 excluding Jan Loeb who was nominated to the Board on July 28, 2023, and elected to a three-year term at the annual shareholder meeting on October 12, 2023. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement and two previous Board members.

8.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2022, 2023, and 2024.

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

As of March 31, 2025 and December 31, 2024, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2025 and December 31, 2024. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the three months ended March 31, 2025 rental income from the Company’s three largest tenants represented approximately 25%, 22% and 12% of total rental income. The three largest tenants by revenue as of March 31, 2025 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of March 31, 2025, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus* and severance commitment contingencies	$350,000
Other employee severance commitment contingencies	31,500
Total	$381,500

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

Under Company policy the aggregate severance commitment contingency to other employees is approximately $31,500.

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

●	Early sale incentive: If any property was sold on or before September 30, 2024, the bonus pool for employee participants would have been funded with an additional 1% of net sale price.

●

Removal of price floor: The price floor hurdle for the sale of properties was removed for all participants to eliminate the perception of any perverse incentive to avoid particular property sales that may not exceed the floor but which otherwise may be in the best interests of shareholders.

The following chart demonstrates how the bonus pool would have been or is distributable to named participants in the bonus plan for so long as they are directors or employees of the Company, both pre-Amendment No. 5 and post-Amendment No. 5:

Board Members/Employees	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount (b)	20.000%	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	5.000%
Other (d)	3.850%	11.000%
Total	100.000%	100.000%

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

Under the Plan, there were no payments made during the three months ended March 31, 2025.

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

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031(pursuant to Amendment No. 1 to the DCP dated January 30, 2025), unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for 2020, 2021, 2022, 2023 and 2024 excluding Jan Loeb who was nominated to the Board on July 28, 2023 and elected to a three-year term at the annual shareholder meeting on October 12, 2023.

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

As of March 31, 2025 and December 31, 2024, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue. On April 16, 2025 the Petitioners filed a notice of appeal seeking to appeal the March 17, 2025 order denying the appellants motion to stay enforcement of the order dismissing the Petition pending the appeal.

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations.  Gyrodyne will coordinate with the Town of Smithtown on promptly responding to the Petitioners’ appellate papers.

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plants. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, excluding any costs for sewage treatment plants, lease commissions and operating costs) or overestimates or understates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

14.	Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the three months ended March 31, 2025 and future periods.

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

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. At its most recent meeting in March 2025, the Federal Open Market Committee of the Federal Reserve opted to keep rates steady, citing persistent inflation risks and economic uncertainties, including the impact of new import tariffs. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

During the three months ended March 31, 2025, the Company received rental revenue of $13,946 from the aforementioned lease.

The independent members of the Board of the Company approved the leasing transaction described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2025.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, risks relating to our national marketing campaign led by JLL for the sale of our Flowerfield and Cortlandt Manor properties, community activism risk, proxy contests and other actions of activist shareholders, regulatory enforcement risk, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, lingering risks relating to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2025 and December 31, 2024 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

The Company’s two remaining real estate properties, each of which is held in a single asset limited liability company wholly owned by the Company, consist of:

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2025 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue. On April 16, 2025 the Petitioners filed a notice of appeal seeking to appeal the March 17, 2025 order denying the appellants motion to stay enforcement of the order dismissing the Petition pending the appeal.

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations.  Gyrodyne will coordinate with the Town of Smithtown on promptly responding to the Petitioners’ appellate papers.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified

Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2026, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

The estimated timeline assumes that Flowerfield is not sold until the culmination of the Article 78 Proceeding. Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to purchase all of Flowerfield as an undivided parcel on terms that Gyrodyne finds more attractive from a timing and value perspective. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the third quarter of 2025 for Flowerfield, and could be received for Cortlandt Manor in mid-2026. We anticipate that purchase agreements for Flowerfield or Cortlandt or any portions thereof will identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2026. The Company is aggressively marketing its properties and intend to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2026.

Assuming the process of seeking entitlements and selling assets is completed in 2026 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $30.81 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $14.01 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of March 31, 2025 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the three months ended March 31, 2025, the Company incurred approximately $76,400 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,212,000 in additional land entitlement costs through 2026 in pursuit of entitlements.

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

On January 5, 2024, Gyrodyne retained JLL Capital Markets (“JLL”) to market the Company’s Flowerfield and Cortlandt Manor properties. JLL has been conducting a national marketing campaign on the Company’s behalf with the goal of identifying viable prospective buyers for our remaining properties and generating maximum net asset value for Gyrodyne’s shareholders.

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

The entitlement costs for the three months ended March 31, 2025 associated with the ownership and development of this property were approximately $15,300.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments) and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in the third quarter of 2025.

The entitlement costs for the three months ended March 31, 2025 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $61,000.

While we cannot predict the outcome of the subdivision application, we undertook to subdivide the Flowerfield property in a manner that we believed will result in increased development flexibility in the shortest amount of time and limited risk (i.e., included in our subdivision application is the separation of the existing industrial buildings into two separate lots which upon resolution of the Article 78 Proceeding and final subdivision approval will allow us to sell the two lots together or separately, without any site plan approval). There can be no assurance, however, that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Furthermore, the residual effects of the pandemic continue to negatively impact demand for office (including medical office) as well as commercial office and hotel development “on spec”.

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

Impact of Pandemic and Macroeconomics

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s properties and tenants are estimates based on information currently available to the Company, may change, potentially significantly, going forward, and may not be indicative of the actual residual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the three months ended March 31, 2025 and future periods.

The COVID-19 pandemic has also adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which has adversely impacted our occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts. Furthermore, the residual effects of the pandemic continue to negatively impact demand for real estate development projects “on spec”.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. At its most recent meeting in March 2025, the Federal Open Market Committee of the Federal Reserve opted to keep rates steady, citing persistent inflation risks and economic uncertainties, including the impact of new import tariffs. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Transaction Summary for the Three-Months Ended March 31, 2025

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2025.

Leasing Activity. During the three-months ended March 31, 2025, the Company executed one new lease and two renewals comprising approximately 2,500 square feet, annual revenue of approximately $44,000 and total commitments of approximately $100,000. There were five expansions comprising approximately 2,400 square feet and approximately $37,000 and $117,000 in annual revenue and total commitments, respectively.

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

Fair Value of Real Estate - The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans.

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

As reported in Note 3, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of March 31, 2025 ($30,812,390) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, respectively.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2025,and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of March 31, 2025 and December 31, 2024 would result in estimated liquidating distributions of $30,812,390 and $30,596,313, respectively, or approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $216,077 in estimated liquidating distributions is mainly attributable to an increase in rental revenue of approximately $181,000, a savings in rental expenses and general and administrative fees of approximately $16,000 and $67,000, respectively, offset by additional land development fees of $50,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2026, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2025 cash balance of $5.79 million plus adjustments for the following items which are estimated through December 31,2026:

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

4.	Costs for the pursuit of the entitlement of the Flowerfield and Cortlandt Manor properties.
5.	Retention bonus amounts.
6.	Debt service on the Company’s credit facilities.

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

The Company estimates that it will incur approximately $1,212,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) from April 2025 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2026, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three-months ended March 31, 2025, the Company incurred approximately $76,400 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,212,000 (inclusive of real estate taxes of $253,000 and regulatory fees of $408,000) will be incurred from April 2025 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of March 31, 2025 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of March 31, 2025 ($30,812,390) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.01 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2025 (dollars are in millions).

March 31, 2025 cash and cash equivalents balance	$5.79
Principal payments on loan	(11.09)
Free cash flow from rental operations	1.44	(i)
General and administrative expenses	(3.73)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.21)
Gross real estate proceeds	50.39
Selling costs on real estate	(2.98)
Retention bonus plan for officers and employees	(1.97)
Final liquidation and dissolution costs	(1.50)	(iii)
Other	(4.33)	(iv)
Net Assets	$30.81

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.44.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($3.73).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.33).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole.  The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2025 of which is discussed below:

Net assets in liquidation on January 1, 2025	$30,596,313
Changes in net assets in liquidation from January 1 through March 31, 2025:
Remeasurement of assets and liabilities in liquidation	216,077
Total increase in net assets in liquidation	216,077
Net assets in liquidation on March 31, 2025	$30,812,390

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

As of March 31, 2025, the Company had cash and cash equivalents totaling approximately $5.79 million. The Company intends to seek modification of certain existing loan facilities (extend maturity dates for debt maturing prior to the anticipated closing of any sales) to strengthen our financial position through the end of 2026, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets though the forecasted date for the completion of the liquidation and subsequent dissolution. There can be no assurance, however that the Company will be successful in securing any such loan modification on terms that are satisfactory to the Company or on any terms at all.

The Company anticipates that its current cash and cash equivalent balance and the aforementioned intended modification to certain of our existing loan facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $5.79 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $50.39 million. Based on the Company’s current cash balance and the above forecast (including the estimated liquidation and operating costs net of estimated receipts), the Company estimates distributable cash stemming from the liquidation of the Company of approximately $30.81 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2025 were as follows:

Operating cashflows

●	$818,380 in rent and reimbursements.
●	($494,805) in operating costs.
●	$323,575 in net operating income

Non-operating cashflows

●	($596,700) in corporate expenditures (inclusive of $104,364 in interest expense net of interest income).
●	$356,099 in working capital.
●	($40,138) in selling costs.
●	($75,455) in principal payments on loans.
●	($2,900) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($76,432) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2025.

The Company believes there have been no significant changes in market risk from that disclosed in the Company’s Report on Form 10-K for the twelve months ended December 31, 2024, filed with the Securities and Exchange Commission on March 28, 2025.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2025, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

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

On March 17, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the appellants motion to stay enforcement of the order, pending hearing and determination of appeal. On March 21, 2025, the Supreme Court of the State of New York, Suffolk County issued an order denying the Petitioners motion to renew and reargue. On April 16, 2025 the Petitioners filed a notice of appeal seeking to appeal the March 17, 2025 order denying the appellants motion to stay enforcement of the order dismissing the Petition pending the appeal.

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations.  Gyrodyne will coordinate with the Town of Smithtown on promptly responding to the Petitioners’ appellate papers.

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

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2025.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (13)

101.SCH Inline XBRL Taxonomy Extension Schema (13)

101.CAL Inline XBRL Taxonomy Extension Calculation (13)

101.DE Inline FXBRL Taxonomy Extension Definition (13)

101.LAB Inline XBRL Taxonomy Extension Labels (13)

101.PRE Inline XBRL Taxonomy Extension Presentation (13)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Ex-change Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Ex-change Commission on March 28, 2025.

(13)	Filed as part of this report.

(14)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: May 5, 2025	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (13)

101.SCH Inline XBRL Taxonomy Extension Schema (13)

101.CAL Inline XBRL Taxonomy Extension Calculation (13)

101.DEF Inline XBRL Taxonomy Extension Definition (13)

101.LAB Inline XBRL Taxonomy Extension Labels (13)

101.PRE Inline XBRL Taxonomy Extension Presentation (13)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Ex-change Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Ex-change Commission on March 28, 2025.

(13)	Filed as part of this report.

(14)	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, expect to the extent that the registrant specifically incorporates it by reference.