Form 10-Q
period 2025-06-30
Gyrodyne, LLC
filed 2025-08-08
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2025

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

On August 8, 2025, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024
(Liquidation Basis)

	June 30,	December 31,
	2025 (Unaudited)	2024
ASSETS:
Real estate held for sale	$54,890,000	$50,388,000
Cash and cash equivalents	5,480,958	5,899,232
Rent receivable	135,780	335,966
Other receivables	15,899	36,893
Total Assets	$60,522,637	$56,660,091

LIABILITIES:
Accounts payable	$1,713,410	$1,524,238
Accrued liabilities	2,200,452	2,045,596
Deferred rent liability	38,789	21,195
Tenant security deposits payable	229,970	213,081
Loans payable	11,020,200	11,169,922
Estimated liquidation and operating costs net of estimated receipts	12,710,951	11,089,746
Total Liabilities	27,913,772	26,063,778
Net assets in liquidation	$32,608,865	$30,596,313

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2025

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2024		$30,596,313
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	4,502,000
Remeasurement of assets and liabilities	(2,489,448)
Net increase in liquidation value		2,012,552
Net assets in liquidation, as of June 30, 2025		$32,608,865

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE SIX-MONTHS ENDED JUNE 30, 2025 (unaudited)

1.	The Company

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”), commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022 (the “Findings Statement”), concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition (the “Motions”). On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25th, and the Town submitted its reply to the Appeal on July 28th.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2027, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeals and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Cortlandt Manor

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA findings statement and approved local law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property (the “CM Findings Statement”). Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use.

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the fourth quarter of 2025 for Flowerfield, and in late 2026 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein.  The B2K Agreement is subject to various conditions, include receipt of subdivision and site plan approval. See, Note 16, Subsequent Event. Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Although Gyrodyne believes that selling individual lots will maximize value, it is also pursuing prospective purchasers who may be willing to pay purchase prices for the remaining undivided Flowerfield or Cortlandt Manor property, or for the entire company itself, that Gyrodyne finds more attractive from a timing and value perspective.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2025.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed in 2027.

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

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2027. The Company is aggressively marketing its properties and intends to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2027.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation in 2027. On an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of June 30, 2025 ($32,608,865) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of June 30, 2025 and December 31, 2024 would result in estimated liquidating distributions of $32,608,865 and $30,596,313, respectively, or approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $2,012,552 in estimated liquidating distributions is mainly attributable to an increase real estate value of $4,502,000 and a net increase in revenues of approximately $252,000 due to leasing activity offset by the estimated liquidation and operating costs net of estimated receipts for the one year timeline extension of approximately $2,257,000, additional selling and retention bonus costs of approximately $446,000 due to the increased real estate value and additional land development fees of $50,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2027, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2027:

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

The Company estimates that it will incur approximately $1,274,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from July 2025 through the end of the liquidation period, currently estimated to conclude in 2027, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six months ended June 30, 2025, the Company incurred approximately $167,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,274,000 (inclusive of real estate taxes of $220,000 and regulatory fees of $408,000) will be incurred from July 2025 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of June 30, 2025 ($32,608,865) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $12,710,951 (inclusive of selling costs and retention bonuses aggregating approximately $5.4 million), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2025 through June 30, 2025 is as follows:

	January 1, 2025	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2025
Assets:
Estimated rents and reimbursements	$5,816,979	$(1,604,418)	$1,250,452	$5,463,013
Prepaid expenses and other assets	470,864	7,692	-	478,556
Liabilities:
Property operating costs	(3,850,068)	954,538	(560,668)	(3,456,198)
Capital expenditures	(403,442)	19,816	-	(383,626)
Land entitlement costs	(1,238,507)	167,478	(202,940)	(1,273,969)
Corporate expenditures	(6,890,106)	1,255,539	(2,529,964)	(8,164,531)
Selling costs on real estate assets	(3,023,280)	67,598	(270,120)	(3,225,802)
Retention bonus payments to officers and employees*	(1,972,186)	-	(176,208)	(2,148,394)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,089,746)	$868,243	$(2,489,448)	$(12,710,951)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of June 30, 2025 was $1,871,475.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of June 30, 2025 was $2,561,824.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of June 30, 2025, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the 2021 Mortgage Loan. The outstanding balance as of June 30, 2025 was $4,609,072.

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

The total debt payable matures as follows:

Years Ending June 30,
2026	$1,811,502
2027	5,197,692
2028	4,011,006
Total	$11,020,200

7.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Current accounts payable	$533,763	$484,934	Accrued liabilities	$309,332	$322,548
Deferred accounts payable	1,179,647	1,039,304	Deferred Compensation to Directors (a)	1,891,120	1,723,048
Total	$1,713,410	$1,524,238	Total	$2,200,452	$2,045,596
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

As of June 30, 2025 and December 31, 2024, the Company had a zero balance in its allowance for doubtful accounts.

10.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on June 30, 2025 and December 31, 2024. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the six months ended June 30, 2025 rental income from the Company’s three largest tenants represented approximately 26%, 21% and 11% of total rental income. The three largest tenants by revenue as of June 30, 2025 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

11.	Commitments

As of June 30, 2025, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

Article 78 Proceeding –

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties, commenced a special proceeding (the “Article 78 Proceeding”), against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Town of Smithtown Planning Board’s (the “Planning Board”) determinations relating to the Flowerfield Subdivision Application.  The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of the N.Y. Civil Practice Law and Rules.  Specifically, the Petition seeks to annul the Planning Board’s (i) approval of the Findings Statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process.  The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25th, and the Town submitted its reply to the Appeal on July 28th.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified

Court System which appears on the Company’s website at https://www.gyrodyne.com.

Shareholder Nomination –

The Company received a notice dated June 4, 2025 from Star Equity Fund, LP (“Star Equity”), which claimed to own approximately 7.1% of our outstanding shares at the time of submission, purporting to give notice of its intent to nominate a slate of two candidates for election as directors at the 2025 Annual Meeting of Shareholders. The Company remains open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its notice of intent to make nominations, there will be a contested election at the Company’s 2025 Annual Meeting of Shareholders.

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

14.	Lingering Pandemic Effects; Macroeconomics

The COVID-19 pandemic may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which may adversely impact our occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. At its most recent meeting on July 30, 2025, the Federal Open Market Committee of the Federal Reserve opted to keep rates unchanged, citing elevated uncertainty over the nation’s economic outlook as it monitors the impact of the Trump administration’s tariffs on consumer prices. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

During the six months ended June 30, 2025, the Company received rental revenue of $27,892 from the aforementioned lease.

The independent members of the Board of the Company approved the leasing transaction described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

16.	Subsequent Event

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein. The purchase price range is contingent on the number of market-rate units for which B2K ultimately receives approval.  Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

The B2K Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025.

Among other provisions, the Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants of the Site Plan Approval (as defined in the Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval. Such closing date is estimated to be no later than December 2027 or alternatively by August 2028 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2027.

The Agreement is contingent on the receipt of Subdivision Approval (as defined in the Agreement) and B2K obtaining, at B2K’s sole cost and expense, certain other required approvals (the “Approvals”) beyond all relevant appeal periods within 18 months following the later of: (i) a designated number of days following the Investigation Period Notice Date or (ii) a designated number of days following the issuance of Subdivision Approval (the “Approval Period”).

If B2K fails to obtain the Approvals prior to the expiration of the Approval Period (subject to certain extension rights), B2K may terminate the Agreement or waive the foregoing approval contingencies and close title within 60 days.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

The foregoing description of the Agreement is only a summary of its material terms, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on August 4, 2025.

Item 1A. Risk Factors.

The following risk factor disclosure supplements the discussion of our risk factors previously disclosed in our last Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factors disclosed in our last Annual Report on Form 10-K and the risk factors below could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.

We have entered into an agreement to sell a significant portion of our Flowerfield property, but the transaction is contingent on receiving subdivision and site plan approval, which may take years or may not be obtained at all. In the meantime, we expect to continue to incur operating losses and have limited cash runway.

As part of our strategic plan to position our remaining real estate assets to maximize value, sell those assets at their highest achievable prices, distribute the net proceeds to shareholders and ultimately dissolve the company, we have entered into an agreement to sell approximately 49 undeveloped acres of our Flowerfield property to B2K Smithtown LLC (“B2K”), an affiliate of [B2K Development LLC]. The closing of the sale is contingent upon receipt of all required governmental approvals, including final subdivision and site plan approvals. The process for securing these approvals is subject to a variety of risks outside our control, and may take years, if achieved at all.

In the interim, we expect to continue incurring operating losses. We currently have available cash resources sufficient to fund operations for approximately 18 months absent the sale of any other real estate assets which we are currently pursuing. The Company will entertain a wide range of options to meet its capital needs through the completion of the liquidation. These risks could materially and adversely affect the value of our shares and the timing and amount of any potential liquidation distribution.

We are subject to risks associated with proxy contests and other actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, sales of assets and changes to executive and director compensation.

The Company received a notice dated June 4, 2025 from Star Equity Fund, LP (“Star Equity”), which claimed to own approximately 7.1% of our outstanding shares at the time of submission, purporting to give notice of its intent to nominate a slate of two candidates for election as directors at the 2025 Annual Meeting of Shareholders. The Company remains open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its notice of intent to make nominations, there will be a contested election at the Company’s 2025 Annual Meeting of Shareholders.

Previously, in 2023, Star Equity purported to deliver a notice of intent to nominate a slate of two candidates for election (the “Nomination Notice”) as directors at the 2023 annual meeting of shareholders (the “2023 Annual Meeting”). Star Equity then submitted a shareholder proposal to the Company pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Shareholder Proposal”).

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

A proxy contest or related activities on the part of activist shareholders, including, among others, Star Equity, could adversely affect our business for a number of reasons, including, without limitation, the following:

●

Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board, management and employees, and could adversely impact the Company’s ability to achieve timely or at all our strategic objective of positioning our properties so they can be sold at higher values resulting in maximum distributions to all of our shareholders;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2025.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, risks relating to our national marketing campaign led by JLL for the sale of our Flowerfield and Cortlandt Manor properties, risks associated with our purchase and sale agreement with B2K (and future purchase and sale agreements for our remaining properties that may be contingent on years-long regulatory contingencies) in light of our financial condition, community activism risk, proxy contests and other actions of activist shareholders, regulatory enforcement risk, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, lingering risks relating to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2025 and December 31, 2024 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2025 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of the Findings Statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss The Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25th, and the Town submitted its reply to the Appeal on July 28th.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified

Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties could extend into 2027, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA CM Findings Statement and approved local law establishing the Medical Oriented Zoning District (the “MOD”) which includes Gyrodyne’s Cortlandt Manor property.  Pursuant to the adopted MOD, Gyrodyne received designation for total density of 154,000 square feet to be comprised of 150,000 square feet of medical use and 4,000 square feet of retail use (lot lines and their respective density could change until formal subdivision, if any, occurs).

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the fourth quarter of 2025 for Flowerfield, and in late 2026 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein.  The B2K Agreement is subject to various conditions, include receipt of subdivision and site plan approval.  Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially. The Company believes that standard market terms for real property transactions in both Cortlandt Manor and the Town of Smithtown would include, as conditions to closing, final subdivision approval, final unappealable site plan approval and the resolution of the Article 78 Proceeding.

Based on the aforementioned factors, the Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2027. The Company is aggressively marketing its properties and intend to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2027.

Assuming the process of seeking entitlements and selling assets is completed in 2027 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $32.61 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $14.83 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of June 30, 2025 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the six months ended June 30, 2025, the Company incurred approximately $167,500 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,274,00 in additional land entitlement costs through 2027 in pursuit of entitlements.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA CM Findings Statement and local law establishing the MOD designation for the property  reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval are expected to be received in late 2026.

The entitlement costs for the six months ended June 30, 2025 associated with the ownership and development of this property were approximately $18,000.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments)  and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in the fourth quarter of 2025.

The entitlement costs for the six months ended June 30, 2025 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $149,500.

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

Lingering Pandemic Effects and Macroeconomics

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

At its most recent meeting on July 30, 2025, the Federal Open Market Committee of the Federal Reserve opted to keep rates unchanged, citing elevated uncertainty over the nation’s economic outlook as it monitors the impact of the Trump administration’s tariffs on consumer prices. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition. .

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

Transaction Summary for the Six-Months Ended June 30, 2025

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2025.

Leasing Activity. During the six-months ended June 30, 2025, the Company executed three new leases and two renewals comprising approximately 5,200 square feet, annual revenue of approximately $105,000 and total commitments of approximately $258,000. There were five expansions comprising approximately 2,400 square feet and approximately $37,000 and $117,000 in annual revenue and total commitments, respectively. There was one termination comprising approximately 1,000 square feet and approximately $18,000 in annual revenue.

Subsequent Events

Purchase and Sale Agreement with B2K Smithtown LLC – revisit when redaction is complete

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein. The purchase price range is contingent on the number of market-rate units for which B2K ultimately receives approval.  Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

The B2K Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025.

Among other provisions, the Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants of the Site Plan Approval (as defined in the Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval. Such closing date is estimated to be no later than December 2027 or alternatively by August 2028 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2027.

The Agreement is contingent on the receipt of Subdivision Approval (as defined in the Agreement) and B2K obtaining, at B2K’s sole cost and expense, certain other required approvals (the “Approvals”) beyond all relevant appeal periods within 18 months following the later of: (i) a designated number of days following the Investigation Period Notice Date or (ii) a designated number of days following the issuance of Subdivision Approval (the “Approval Period”).

If B2K fails to obtain the Approvals prior to the expiration of the Approval Period (subject to certain extension rights), B2K may terminate the Agreement or waive the foregoing approval contingencies and close title within 60 days.

The Agreement also contains additional customary covenants, conditions, representations and warranties.

The foregoing description of the Agreement is only a summary of its material terms, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on August 4, 2025.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2027.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation in 2027. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

As reported in Note 3, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of June 30, 2025 ($32,608,865) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, respectively.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2025,and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of June 30, 2025 and December 31, 2024 would result in estimated liquidating distributions of $32,608,865 and $30,596,313, respectively, or approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $2,012,552 in estimated liquidating distributions is mainly attributable to an increase real estate value of $4,502,000 and a net increase in revenues of approximately $252,000 due to leasing activity offset by the estimated liquidation and operating costs net of estimated receipts for the one year timeline extension of approximately $2,257,000, additional selling and retention bonus costs of approximately $446,000 due to the increased real estate value and additional land development fees of $50,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2027, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2025 cash balance of $5.48 million plus adjustments for the following items which are estimated through December 31,2027:

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

The Company estimates that it will incur approximately $1,274,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) from July 2025 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2027, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six-months ended June 30, 2025, the Company incurred approximately $167,500 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,274,000 (inclusive of real estate taxes of $220,000 and regulatory fees of $408,000) will be incurred from July 2025 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of June 30, 2025 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of June 30, 2025 ($32,608,865) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.83 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2025 (dollars are in millions).

June 30, 2025 cash and cash equivalents balance	$5.48
Principal payments on loan	(11.02)
Free cash flow from rental operations	1.62	(i)
General and administrative expenses	(5.35)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.27)
Gross real estate proceeds	54.89
Selling costs on real estate	(3.23)
Retention bonus plan for officers and employees	(2.15)
Final liquidation and dissolution costs	(1.50)	(iii)
Other	(4.86)	(iv)
Net Assets	$32.61

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.62.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.35).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($4.86).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2025 of which is discussed below:

Net assets in liquidation on January 1, 2025	$30,596,313
Changes in net assets in liquidation from January 1 through June 30, 2025:
Change in liquidation value of real estate	4,502,000
Remeasurement of assets and liabilities in liquidation	(2,489,448	)(a)
Total increase in net assets in liquidation	2,012,552
Net assets in liquidation on June 30, 2025	$32,608,865
(a)	Remeasurement of assets and liabilities in liquidation resulting from the one year timeline extension is $2,297,503.

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

As of June 30, 2025, the Company had cash and cash equivalents totaling approximately $5.48 million. The Company intends to seek modification of certain existing loan facilities (extend maturity dates for debt maturing prior to the anticipated closing of any sales) to strengthen our financial position through the end of 2027, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets though the forecasted date for the completion of the liquidation and subsequent dissolution. There can be no assurance, however that the Company will be successful in securing any such loan modification on terms that are satisfactory to the Company or on any terms at all.

The Company anticipates that its current cash and cash equivalent balance and the aforementioned intended modification to certain of our existing loan facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $5.48 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $54.89 million. Based on the Company’s current cash balance and the above forecast (including the estimated liquidation and operating costs net of estimated receipts), the Company estimates distributable cash stemming from the liquidation of the Company of approximately $32.61 million.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2025 were as follows:

Operating cashflows

●	$1,604,418 in rent and reimbursements.
●	($954,538) in operating costs.
●	$649,880 in net operating income

Non-operating cashflows

●	($1,255,539) in corporate expenditures (inclusive of $210,233 in interest expense net of interest income).
●	$591,998 in working capital.
●	($67,598) in selling costs.
●	($149,721) in principal payments on loans.
●	($19,816) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($167,478) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on June 30, 2025.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

Article 78 Proceeding

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties commenced a special proceeding (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including the Company, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. The Article 78 Proceeding was commenced by the filing of a petition (the “Petition”) in the Supreme Court of the State of New York, Suffolk County, pursuant to Article 78 of New York’s Civil Practice Law and Rules (“Article 78”). Specifically, the Petition seeks to annul the Planning Board’s (i) approval of the Findings Statement, pursuant to the SEQRA, dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022, of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. The Company and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Article 78 petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25th, and the Town submitted its reply to the Appeal on July 28th.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

Shareholder Nomination

The Company received a notice dated June 4, 2025 from Star Equity Fund, LP (“Star Equity”), which claimed to own approximately 7.1% of our outstanding shares at the time of submission, purporting to give notice of its intent to nominate a slate of two candidates for election as directors at the 2025 Annual Meeting of Shareholders. The Company remains open to ongoing engagement with Star Equity. However, if the Company and Star Equity cannot reach an agreement in connection with its notice of intent to make nominations, there will be a contested election at the Company’s 2025 Annual Meeting of Shareholders.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2025.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DEF Inline FXBRL Taxonomy Extension Definition (14)

101.LAB Inline XBRL Taxonomy Extension Labels (14)

101.PRE Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025.

(14)	Filed as part of this report.

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: August 8, 2025	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DEF Inline FXBRL Taxonomy Extension Definition (14)

101.LAB Inline XBRL Taxonomy Extension Labels (14)

101.PRE Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025.

(14)	Filed as part of this report.

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.