Form 10-Q
period 2025-09-30
Gyrodyne, LLC
filed 2025-11-10
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2025

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

On November 10, 2025, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024
(Liquidation Basis)

	September 30,	December 31,
	2025 (Unaudited)	2024
ASSETS:
Real estate held for sale	$54,890,000	$50,388,000
Cash and cash equivalents	5,106,711	5,899,232
Rent receivable	135,026	335,966
Other receivables	15,899	36,893
Total Assets	$60,147,636	$56,660,091

LIABILITIES:
Accounts payable	$1,945,240	$1,524,238
Accrued liabilities	2,333,208	2,045,596
Deferred rent liability	36,660	21,195
Tenant security deposits payable	235,411	213,081
Loans payable	10,945,203	11,169,922
Estimated liquidation and operating costs net of estimated receipts	12,273,245	11,089,746
Total Liabilities	27,768,967	26,063,778
Net assets in liquidation	$32,378,669	$30,596,313

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2025

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2024		$30,596,313
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	4,502,000
Remeasurement of assets and liabilities	(2,719,644)
Net increase in liquidation value		1,782,356
Net assets in liquidation, as of September 30, 2025		$32,378,669

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2025 (unaudited)

1.	The Company

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

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2027, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeals and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the first quarter of 2026 for Flowerfield, and in 2027 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein. The B2K Agreement is subject to various conditions, including receipt of subdivision and site plan approval. See, Note 6, Disposition Activities. Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Consistent with the Company’s plan of liquidation and in light of the recent contract to sell the undeveloped portion of the Flowerfield property, the Company continues to engage JLL to sell the remaining Flowerfield and Cortlandt Manor properties as individual lots or combined. In addition, Gyrodyne would entertain offers for the acquisition of the Company itself if we believe such acquisition from a timing and value perspective would maximize the net asset in liquidation value for Gyrodyne’s shareholders.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2025.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of September 30, 2025 ($32,378,669) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of September 30, 2025 and December 31, 2024 would result in estimated liquidating distributions of $32,378,669 and $30,596,313, respectively, or approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $1,782,356 in estimated liquidating distributions is mainly attributable to an increase in real estate value of $4,502,000 due to the B2K Agreement (See Note 1) and a net increase in revenues of approximately $280,500 due to leasing activity offset by the estimated liquidation and operating costs net of estimated receipts for the one year timeline extension of approximately $2,257,000, additional selling and retention bonus costs of approximately $446,000 due to the increased real estate value, prepayment penalty and loan extension/new loan fees of approximately $193,000 and additional land development fees of $61,000 (excluding the adjustment attributable to the timeline extension).

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

The Company estimates that it will incur approximately $1,142,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from October 2025 through the end of the liquidation period, currently estimated to conclude in 2027, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine months ended September 30, 2025, the Company incurred approximately $311,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,142,000 (inclusive of real estate taxes of $329,000 and regulatory fees of $408,000) will be incurred from October 2025 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of September 30, 2025 ($32,378,669) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $12,273,245 (inclusive of selling costs and retention bonuses aggregating approximately $5.3 million), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2025 through September 30, 2025 is as follows:

	January 1, 2025	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2025
Assets:
Estimated rents and reimbursements	$5,816,979	$(2,369,450)	$1,278,816	$4,726,345
Prepaid expenses and other assets	470,864	(56,382)	-	414,482
Liabilities:
Property operating costs	(3,850,068)	1,584,193	(643,999)	(2,909,874)
Capital expenditures	(403,442)	49,091	-	(354,351)
Land entitlement costs	(1,238,507)	311,238	(214,412)	(1,141,681)
Corporate expenditures	(6,890,106)	1,885,532	(2,693,721)	(7,698,295)
Selling costs on real estate assets	(3,023,280)	131,923	(270,120)	(3,161,477)
Retention bonus payments to officers and employees*	(1,972,186)	-	(176,208)	(2,148,394)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,089,746)	$1,536,145	$(2,719,644)	$(12,273,245)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Disposition Activities

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement and described herein. The purchase price range is contingent on the number of market-rate units for which B2K ultimately receives approval. Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. Such closing date is estimated to occur no later than December 2027 or alternatively by August 2028 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2027.

The B2K Agreement is also contingent on the receipt of Subdivision Approval (as defined in the B2K Agreement) and B2K obtaining, at B2K’s sole cost and expense, certain other required approvals (the “Approvals”) beyond all relevant appeal periods within 18 months following the later of: (i) a designated number of days following the Investigation Period Notice Date or (ii) a designated number of days following the issuance of Subdivision Approval (the “Approval Period”).

If B2K fails to obtain the Approvals prior to the expiration of the Approval Period (subject to certain extension rights), B2K may terminate the B2K Agreement or waive the foregoing approval contingencies and close title within 60 days.

The B2K Agreement also contains additional customary covenants, conditions, representations and warranties.

The foregoing description of the B2K Agreement is only a summary of its material terms, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the B2K Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on August 4, 2025.

On October 28, 2025, the Company entered into the first amendment to the B2K Agreement which extends the investigation period to December 5, 2025.

7.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of September 30, 2025 was $1,850,150.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of September 30, 2025 was $2,532,835.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2025, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank, the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date (October 10, 2026), the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the Mortgage Loan to SIG CRE 2023 Venture LLC, which is now the holder of the 2021 Mortgage Loan. The outstanding balance as of September 30, 2025 was $4,584,389.

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

On February 1, 2024, the Company entered into an agreement with one vendor which had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement calls for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and is accruing interest at 1.0% per month as of January 2025.

The total debt payable matures as follows:

Years Ending September 30,
2026	$1,814,483
2027	5,174,104
2028	3,956,616
Total	$10,945,203

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Current accounts payable	$668,889	$484,934	Accrued liabilities	$356,061	$322,548
Deferred accounts payable	1,276,351	1,039,304	Deferred Compensation to Directors (a)	1,977,147	1,723,048
Total	$1,945,240	$1,524,238	Total	$2,333,208	$2,045,596
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

As of September 30, 2025 and December 31, 2024, the Company had a zero balance in its allowance for doubtful accounts.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2025 and December 31, 2024. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies.

For the nine months ended September 30, 2025 rental income from the Company’s three largest tenants represented approximately 26%, 19% and 11% of total rental income. The three largest tenants by revenue as of September 30, 2025 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of September 30, 2025, other commitments and contingencies are summarized in the below table:

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

The following chart demonstrates how the bonus pool would have been or is distributable to named participants in the bonus plan for so long as they are directors or employees of the Company, both pre-Amendment No. 5 and post-Amendment No. 5:

Board Members/Employees
	Prior to Amend. No 5	Amendment No. 5 RSP approved
Board Members(a)	45.000%	0.000%
Board Discretionary Amount (b)	20.000%	0.000%
Chief Executive Officer	15.474%	44.211%
Chief Operations Officer	13.926%	39.789%
Officer Discretionary Amount (c)	1.750%	16.000%
Other (d)	3.850%	-
Total	100.000%	100.000%

(a)

15% for the Chairman and 10% for each of the other three remaining participant directors. Jan Loeb (nominated to the Board on July 28, 2023 and elected to a three-year term on October 12, 2023) is not a participant in the Plan.

(b)	Amount forfeited upon departure of two directors, which would have been reallocated to the remaining directors pursuant to the Plan.
(c)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.
(d)	Other employees will receive 0.75% prior to amendment 5. The remaining 3.10% prior to amendment 5 will be allocated to officers and employees within the discretion of the Board.

Under the Plan, there were no payments made during the nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and twice in 2025, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2026 and beyond. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

During the nine months ended September 30, 2025, the Company received rental revenue of $41,838 from the aforementioned lease.

The independent members of the Board of the Company approved the leasing transaction described above.

The Chairman is also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Following the annual meeting on November 5, 2025, Paul Lamb will no longer be a director and thus will no longer be deemed a “related person” (see Note 17 – Agreement with Star Equity Fund, LP).

17.	Subsequent Events

Agreement with Star Equity Fund, LP

On October 16, 2025, the Company entered into a letter agreement (the “Star Agreement”) with Star Equity Fund, LP (collectively with its affiliates, “Star Equity”).

Pursuant to the Star Agreement, Star Equity agreed to irrevocably withdraw its June 4, 2025 notice of intent to nominate two candidates for election to the Company’s Board of Directors (the “Board”) at the Annual Meeting. The Star Agreement obligates Star Equity to vote all Gyrodyne shares it owns in accordance with the Board’s recommendations including on the election of directors prior to the Termination Date (as defined below), except that Star Equity will be permitted to vote (i) in its discretion on any proposal regarding certain extraordinary transactions, and (ii) in accordance with the recommendation of Institutional Shareholder Services to the extent the recommendation differs from the Board’s recommendation on any matter presented to the shareholders at a special meeting of shareholders following the Annual Meeting. Star Equity’s obligations will continue until December 31, 2026, or December 31, 2027 if the Board re-nominates both Nader G.M. Salour and Jan H. Loeb for election at the Company’s 2026 annual meeting and both Messrs. Salour and Loeb agree to such re-nomination (the “Termination Date”).

The Star Agreement also prevents Star Equity until the Termination Date from, among other things, (i) nominating any person for election or submitting any shareholder proposal for consideration at any meeting of shareholders of the Company at which directors are to be elected, (ii) soliciting proxies or (iii) taking actions to change or influence the Board, management or the direction of certain Company matters. Until the Termination Date, the Company and Star Equity have also agreed not to disparage each other.

Under the Star Agreement, the Company agreed to nominate only one Board member at the 2025 Annual Meeting, Richard Smith, for election for an additional three-year term and to reduce the size of the board from, five to four directors. If any of Jan H. Loeb, Nader G.M. Salour, Richard B. Smith or Ronald J. Macklin (each, a “Continuing Director”) resigns or ceases to be a director due to death or disability, then the Board and Star Equity will engage in good faith discussions to identify a mutually acceptable independent (as defined under Nasdaq listing rules) replacement director (the “Replacement Director”), and if they cannot agree the size of the Board will be reduced to three directors. In such event, if a remaining Continuing Director subsequently resigns or ceases to be a director due to death or disability, then the Board may not make an additional appointment until the Board and Star Equity identify a mutually acceptable Replacement Director.

The Company also agreed not to increase Board fees and to limit the aggregate fee paid to the Chairman of the Board to $65,000.

B2K Agreement

On October 28, 2025, the Company entered into the first amendment to the B2K Agreement which extends the investigation period to December 5, 2025. See Note 6, Disposition Activities, “Purchase and Sale Agreement with B2K Smithtown LLC”, above.

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

As part of our strategic plan to position our remaining real estate assets to maximize value, sell those assets at their highest achievable prices, distribute the net proceeds to shareholders and ultimately dissolve the company, we have entered into an agreement to sell approximately 49 undeveloped acres of our Flowerfield property to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC. The closing of the sale is contingent upon receipt of all required governmental approvals, including final subdivision and site plan approvals. The process for securing these approvals is subject to a variety of risks outside our control, and may take years, if achieved at all.

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

On October 16, 2025, the Company entered into a letter agreement (the “Star Agreement”) with Star Equity Fund, LP (collectively with its affiliates, “Star Equity”).

Pursuant to the Star Agreement, Star Equity agreed to irrevocably withdraw its June 4, 2025 notice of intent to nominate two candidates for election to the Company’s Board of Directors (the “Board”) at the Annual Meeting. The Star Agreement obligates Star Equity to vote all Gyrodyne shares it owns in accordance with the Board’s recommendations including on the election of directors prior to the Termination Date (as defined below), except that Star Equity will be permitted to vote (i) in its discretion on any proposal regarding certain extraordinary transactions, and (ii) in accordance with the recommendation of Institutional Shareholder Services to the extent the recommendation differs from the Board’s recommendation on any matter presented to the shareholders at a special meeting of shareholders following the Annual Meeting. Star Equity’s obligations will continue until December 31, 2026, or December 31, 2027 if the Board re-nominates both Nader G.M. Salour and Jan H. Loeb for election at the Company’s 2026 annual meeting and both Messrs. Salour and Loeb agree to such re-nomination (the “Termination Date”).

The Star Agreement also prevents Star Equity until the Termination Date from, among other things, (i) nominating any person for election or submitting any shareholder proposal for consideration at any meeting of shareholders of the Company at which directors are to be elected, (ii) soliciting proxies or (iii) taking actions to change or influence the Board, management or the direction of certain Company matters. Until the Termination Date, the Company and Star Equity have also agreed not to disparage each other.

Under the Star Agreement, the Company agreed to nominate only one Board member at the 2025 Annual Meeting, Richard Smith, for election for an additional three-year term and to reduce the size of the board from, five to four directors. If any of Jan H. Loeb, Nader G.M. Salour, Richard B. Smith or Ronald J. Macklin (each, a “Continuing Director”) resigns or ceases to be a director due to death or disability, then the Board and Star Equity will engage in good faith discussions to identify a mutually acceptable independent (as defined under Nasdaq listing rules) replacement director (the “Replacement Director”), and if they cannot agree the size of the Board will be reduced to three directors. In such event, if a remaining Continuing Director subsequently resigns or ceases to be a director due to death or disability, then the Board may not make an additional appointment until the Board and Star Equity identify a mutually acceptable Replacement Director.

The Company also agreed not to increase Board fees and to limit the aggregate fee paid to the Chairman of the Board to $65,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2025.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2025 and December 31, 2024 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s dual strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned dual strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2025 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2027, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the first quarter of 2027 for Flowerfield, and in 2027 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the Agreement and described herein. The B2K Agreement is subject to various conditions, including receipt of subdivision and site plan approval. Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

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

Assuming the process of seeking entitlements and selling assets is completed in 2027 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $32.38 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $14.72 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values as of September 30, 2025 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the nine months ended September 30, 2025, the Company incurred approximately $311,200 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1,142,00 in additional land entitlement costs through 2027 in pursuit of entitlements.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA CM Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval are expected to be received in 2027.

The entitlement costs for the nine months ended September 30, 2025 associated with the ownership and development of this property were approximately $76,800.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments) and prepared for resubmission to each agency for their final review and approvals. Final Subdivision approval is expected in the first quarter of 2026.

The entitlement costs for the nine months ended September 30, 2025 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $234,400 (includes $100,000 in real estate taxes).

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

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and twice in 2025, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2026 and beyond. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Transaction Summary for the Nine-Months Ended September 30, 2025

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2025.

Leasing Activity. During the nine-months ended September 30, 2025, the Company executed four new leases and six renewals comprising approximately 36,500 square feet, annual revenue of approximately $602,000 and total commitments of approximately $3.2 million. There were five expansions comprising approximately 2,400 square feet and approximately $37,000 and $117,000 in annual revenue and total commitments, respectively. There was one termination comprising approximately 1,000 square feet and approximately $18,000 in annual revenue.

Disposition Activity. On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement and described herein. The purchase price range is contingent on the number of market-rate units for which B2K ultimately receives approval. Based on the terms of the contract and the Findings Statement, we estimate (contingent on a pending site plan submission, which we believe will be approved by the Town of Smithtown Planning Department) the value of the B2K contract is $28,740,000.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 which was delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. Such closing date is estimated to occur no later than December 2027 or alternatively by August 2028 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2027.

The B2K Agreement is also contingent on the receipt of Subdivision Approval (as defined in the B2K Agreement) and B2K obtaining, at B2K’s sole cost and expense, certain other required approvals (the “Approvals”) beyond all relevant appeal periods within 18 months following the later of: (i) a designated number of days following the Investigation Period Notice Date or (ii) a designated number of days following the issuance of Subdivision Approval (the “Approval Period”).

If B2K fails to obtain the Approvals prior to the expiration of the Approval Period (subject to certain extension rights), B2K may terminate the B2K Agreement or waive the foregoing approval contingencies and close title within 60 days.

The B2K Agreement also contains additional customary covenants, conditions, representations and warranties.

The foregoing description of the B2K Agreement is only a summary of its material terms, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the B2K Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on August 4, 2025.

On October 28, 2025, the Company entered into the first amendment to the B2K Agreement which extends the investigation period to December 5, 2025.

Subsequent Events

Star Equity Fund LP

On October 16, 2025, the Company entered into a letter agreement (the “Star Agreement”) with Star Equity Fund, LP (collectively with its affiliates, “Star Equity”).

Pursuant to the Star Agreement, Star Equity agreed to irrevocably withdraw its June 4, 2025 notice of intent to nominate two candidates for election to the Company’s Board of Directors (the “Board”) at the Annual Meeting. The Star Agreement obligates Star Equity to vote all Gyrodyne shares it owns in accordance with the Board’s recommendations including on the election of directors prior to the Termination Date (as defined below), except that Star Equity will be permitted to vote (i) in its discretion on any proposal regarding certain extraordinary transactions, and (ii) in accordance with the recommendation of Institutional Shareholder Services to the extent the recommendation differs from the Board’s recommendation on any matter presented to the shareholders at a special meeting of shareholders following the Annual Meeting. Star Equity’s obligations will continue until December 31, 2026, or December 31, 2027 if the Board re-nominates both Nader G.M. Salour and Jan H. Loeb for election at the Company’s 2026 annual meeting and both Messrs. Salour and Loeb agree to such re-nomination (the “Termination Date”).

The Star Agreement also prevents Star Equity until the Termination Date from, among other things, (i) nominating any person for election or submitting any shareholder proposal for consideration at any meeting of shareholders of the Company at which directors are to be elected, (ii) soliciting proxies or (iii) taking actions to change or influence the Board, management or the direction of certain Company matters. Until the Termination Date, the Company and Star Equity have also agreed not to disparage each other.

Under the Star Agreement, the Company agreed to nominate only one Board member at the 2025 Annual Meeting, Richard Smith, for election for an additional three-year term and to reduce the size of the board from, five to four directors. If any of Jan H. Loeb, Nader G.M. Salour, Richard B. Smith or Ronald J. Macklin (each, a “Continuing Director”) resigns or ceases to be a director due to death or disability, then the Board and Star Equity will engage in good faith discussions to identify a mutually acceptable independent (as defined under Nasdaq listing rules) replacement director (the “Replacement Director”), and if they cannot agree the size of the Board will be reduced to three directors. In such event, if a remaining Continuing Director subsequently resigns or ceases to be a director due to death or disability, then the Board may not make an additional appointment until the Board and Star Equity identify a mutually acceptable Replacement Director.

The Company also agreed not to increase Board fees and to limit the aggregate fee paid to the Chairman of the Board to $65,000.

B2K Agreement

On October 28, 2025, the Company entered into the first amendment to the B2K Agreement which extends the investigation period to December 5, 2025.

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

As reported in Note 3, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of September 30, 2025 ($32,378,669) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, respectively.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of September 30, 2025 and December 31, 2024 would result in estimated liquidating distributions of $32,378,669 and $30,596,313, respectively, or approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $1,782,356 in estimated liquidating distributions is mainly attributable to an increase real estate value of $4,502,000 due to the B2K Agreement and a net increase in revenues of approximately $280,500 due to leasing activity offset by the estimated liquidation and operating costs net of estimated receipts for the one year timeline extension of approximately $2,257,000, additional selling and retention bonus costs of approximately $446,000 due to the increased real estate value, prepayment penalty and loan extension/new loan fees of approximately $193,000 and additional land development fees of $61,000 (excluding the adjustment attributable to the timeline extension).

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2027, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2025 cash balance of $5.11 million plus adjustments for the following items which are estimated through December 31,2027:

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

The Company estimates that it will incur approximately $1,142,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) from October 2025 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2027, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine-months ended September 30, 2025, the Company incurred approximately $311,200 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,142,000 (inclusive of real estate taxes of $329,000 and regulatory fees of $408,000) will be incurred from October 2025 through the end of the liquidation period. The Company does not intend to develop the properties but rather to commit resources to position the properties for sale in a timely manner with all entitlements necessary to achieve increased development flexibility. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. The value of the real estate reported in the statement of net assets as of September 30, 2025 includes some but not all of the potential value impact that may result from the land entitlement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets as of September 30, 2025 ($32,378,669) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $14.72 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2025 (dollars are in millions).

September 30, 2025 cash and cash equivalents balance	$5.11
Principal payments on loan	(10.95)
Free cash flow from rental operations	1.46	(i)
General and administrative expenses	(4.82)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.14)
Gross real estate proceeds	54.89
Selling costs on real estate	(3.16)
Retention bonus plan for officers and employees	(2.15)
Final liquidation and dissolution costs	(1.50)	(iii)
Other	(5.37)	(iv)
Net Assets	$32.37

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $1.46.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.82).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($5.37).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2025 of which is discussed below:

Net assets in liquidation on January 1, 2025	$30,596,313
Changes in net assets in liquidation from January 1 through September 30, 2025:
Change in liquidation value of real estate	4,502,000
Remeasurement of assets and liabilities in liquidation	(2,719,644)	(a)
Total increase in net assets in liquidation	1,782,356
Net assets in liquidation on September 30, 2025	$32,378,669
(a)	Remeasurement of assets and liabilities in liquidation resulting from the one year timeline extension is $2,257,093.

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

As of September 30, 2025, the Company had cash and cash equivalents totaling approximately $5.11 million. The Company intends to seek modification of certain existing loan facilities (extend maturity dates for debt maturing prior to the anticipated closing of any sales) to strengthen our financial position through the end of 2027, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets though the forecasted date for the completion of the liquidation and subsequent dissolution. There can be no assurance, however that the Company will be successful in securing any such loan modification on terms that are satisfactory to the Company or on any terms at all.

The Company anticipates that its current cash and cash equivalent balance and the aforementioned intended modification to certain of our existing loan facilities will be adequate to fund its process of seeking entitlements and selling assets and subsequent dissolution. The $5.11 million of cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $54.89 million. Based on the Company’s current cash balance and the above forecast (including the estimated liquidation and operating costs net of estimated receipts), the Company estimates distributable cash stemming from the liquidation of the Company of approximately $32.38 million.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2025 were as follows:

Operating cashflows

●	$2,369,450 in rent and reimbursements.
●	($1,584,193) in operating costs.
●	$785,257 in net operating income

Non-operating cashflows

●	($1,885,532) in corporate expenditures (inclusive of $319,421 in interest expense net of interest income).
●	$1,024,724 in working capital.
●	($131,923) in selling costs.
●	($224,718) in principal payments on loans.
●	($49,091) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.

●	($311,238) of land entitlement costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2025.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the Company’s annual report.

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

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2025.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (14)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DE Inline FXBRL Taxonomy Extension Definition (14)

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

GYRODYNE, LLC

Date: November 10, 2025	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (14)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DE Inline FXBRL Taxonomy Extension Definition (14)

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