Form 10-K
period 2025-12-31
Gyrodyne, LLC
filed 2026-03-27
CIK 1589061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2025 was $6,244,153. The aggregate market value was computed by reference to the closing price on such date of the common shares as reported on the Nasdaq Stock Market. Common shares held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2026, 2,199,308 common shares of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

PART I

Introduction:

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References herein to our Annual Report are to this Annual Report on Form 10-K for the year ended December 31, 2025. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References to the “Board” in this report refer to the Board of Directors of Gyrodyne, LLC.

All references to 2025 and 2024 refer to our fiscal years ended or the dates, as the context requires, December 31, 2025 and December 31, 2024, respectively.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2025 and December 31, 2024 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of December 31, 2025 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On March 30, 2022, the Town of Smithtown Planning Board (the “Planning Board”) voted four to zero with one abstention to grant Gyrodyne’s application for preliminary approval to divide the Flowerfield property into eight lots, subject to certain conditions (the “Flowerfield Subdivision Application”). See, “Property Value Enhancement – Flowerfield” for a description of the subdivision application.

On April 26, 2022, the Incorporated Village of Head of the Harbor and certain other parties (collectively, the “Petitioners”) commenced a special proceeding under Article 78 of New York’s Civil Practice Law & Rules (the “Article 78 Proceeding”) against the Town of Smithtown and certain other parties, including Gyrodyne, seeking to annul the Planning Board’s determinations relating to the Flowerfield Subdivision Application. Specifically, the petition commencing the Article 78 Proceeding (the “Petition”) seeks to annul the Planning Board’s (i) approval of a findings statement pursuant to the State Environmental Quality Review Act (“SEQRA”), dated September 16, 2021, and adopted by the Planning Board on March 30, 2022, concerning the Flowerfield Subdivision Application, and (ii) preliminary approval on March 30, 2022 of the Flowerfield Subdivision Application. The arguments made in the Petition are substantially similar to those made by opponents of the Flowerfield Subdivision Application during the SEQRA and subdivision process. Gyrodyne and the Town of Smithtown are vigorously defending the Planning Board’s determinations against the Petition. In June 2022, Gyrodyne and the Town of Smithtown filed motions to dismiss the Petition. During the third quarter of 2023, the Article 78 Proceeding was re-assigned to a different judge for the second time. On February 6, 2024, the Supreme Court of the State of New York, Suffolk County issued an order (the “Order”), denying the Motions in part and granting them in part. Specifically, the Order (i) denied the Motions as to three individual Petitioners and the St. James-Head of the Harbor Neighborhood Preservation Coalition, Inc., (ii) granted the Motions as to the remaining twenty (20) individual Petitioners and the Village of Head of the Harbor, (iii) denied the branch of Gyrodyne’s motion alleging that Petitioners failed to state a claim. On October 11, 2024, the Supreme Court of the State of New York issued a ruling in favor of the Company dismissing the Petition in its entirety. On October 28, 2024, the Company received a notice of appeal filed by the petitioners in this proceeding seeking to appeal the court’s dismissal of the Petition, citing as grounds for appeal “whether the court erred in denying the petition and dismissed the Article 78 Proceeding, and any and all other issues which may arise upon further review of the record on appeal”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition (the “Appeal”). The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025, and the Town submitted its reply to the Appeal on July 28, 2025.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified

Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2028, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the third quarter of 2026 for Flowerfield, and in 2027 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for suite usage requiring an STP amenity.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Consistent with the Company’s plan of liquidation the Company continues to engage JLL to sell the remaining Flowerfield and Cortlandt Manor properties as individual lots or combined. In addition, Gyrodyne would entertain offers for the acquisition of the Company itself if we believe such acquisition from a timing and value perspective would maximize the net assets in liquidation value for Gyrodyne’s shareholders.

Assuming the process of seeking entitlements and selling assets is completed in 2028 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $25.9 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $11.76 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values and outstanding share numbers effective as of December 31, 2025 and include some but not all of the potential value that may be derived from the entitlement efforts.

The Consolidated Statements of Net Assets are based on certain estimates. Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in a liquidation. Land entitlement costs, claims, liabilities and expenses from operations, including, but not limited to, operating costs, salaries, real estate taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred during our process of seeking entitlements and selling assets, which includes certain enhancement efforts. Such expenses, if exceeding our estimates, will reduce the amount of assets available for ultimate distribution to shareholders.

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification/ and/or new credit facilities on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the year ended December 31, 2025, the Company incurred approximately $380,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.3 million in additional land entitlement costs through December 31, 2028 in pursuit of entitlements (approximately $331,000 in Cortlandt Manor and $995,000 in Flowerfield).

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes, contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received in mid-2027.

The entitlement costs for the year ended December 31, 2025 associated with the ownership and development of this property were approximately $79,100.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments) and prepared for resubmission to each agency for their final review and approvals. On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025.Final Subdivision approval is expected in the third quarter 2026.

The entitlement costs for the year ended December 31, 2025 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $301,300.

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

Healthcare Industry

The delivery of the majority of healthcare services requires real estate. The global outbreak of COVID-19 further validated this, as hospitals and other healthcare facilities during the pandemic were proven invaluable. As a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

●	compelling demographics driving the demand for health services;
●	specialized nature of healthcare real estate investing; and
●	consolidation of the fragmented healthcare real estate sector.

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

Real Estate

The Company owns properties in St. James and Cortlandt Manor, New York.

St. James, New York. In St. James, New York, the Company owns a 63-acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the North Shore of Long Island in the Town of Smithtown. Flowerfield's location places it in Hydrogeologic Zone VIII, one of the most liberal with respect to effluent discharge rates. As of December 31, 2025, there were 28 tenants, including four tenants under month-to-month commitments, comprising 32 leases. The annual base rent at Flowerfield based on the rates in effect as of December 2025 is approximately $1,469,000 which included month-to-month annualized base rent of approximately $149,000 on 11,183 square feet. The occupancy rate was 82% as of December 31, 2025.

Cortlandt Manor, New York. In Cortlandt Manor, New York, the Company owns 13.8 acres inclusive of the 31,421 square foot Cortlandt Medical Center. The property is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the proposed MOD. The property consists of five office buildings. As of December 31, 2025, there were three tenants, comprising three leases. The annual base rent based on the rates in effect as of December 2025, is approximately $872,000. The property was 82% occupied as of December 31, 2025.

Lingering Pandemic Effects and Macroeconomics

The COVID-19 pandemic has also adversely impacted, and may continue to impact adversely, the timeliness of local government in granting required approvals, as state and local staff charged with processing our subdivision applications all postponed activity due to work-from-home transitions. Accordingly, COVID-19 has caused, and may continue to cause, the completion of important stages in our efforts to secure entitlements to be delayed. The pandemic has also resulted in a significant shift toward commercial acceptance of remote working and telemedicine which has adversely impacted the occupancy rate and average rate per square foot, although medical office has faced less of a challenge from work-from-home shifts. Furthermore, the residual effects of the pandemic continue to negatively impact demand for real estate development projects “on spec”.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and three in 2025, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2026 and beyond. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Financing Strategy

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification/ and/or new credit facilities on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby ensuring we could operate from a position of strength through the duration of the liquidation estimated at the time of such offering to be the end of 2026 (but now being extended to the end of 2028), to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. While these same vendors remain committed to deferring a large portion of their deferred fees (as disclosed in footnote 8), the extended timeline to the end of 2028 is resulting in economic pressure to provide for a yet to be determined partial payment, albeit expected to be less than half of the outstanding liability). Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2025 was $1,828,416.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2025 was $2,503,293.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2025, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the 2021 Mortgage Loan, the prepayment fee to be paid upon repayment of the 2021 Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2025 was $4,558,993.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC (“LLYR”). The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest only payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York. The Company closed on a loan modification with LLYR to extend the loan for an additional 24 months commencing January 1, 2026 at a revised interest rate of 15% which the Company may refinance with no early repayment penalty.

On February 1, 2024, the Company entered into an agreement with one vendor which had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and is accruing interest at 1.0% per month from January 2025.

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

Major Tenants

For the year ended December 31, 2025, rental income from the Company’s three largest tenants represented approximately 26%, 19% and 11%, respectively, of total rental income. The three largest tenants by revenue as of December 31, 2025 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

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

Fiscal Year 2025 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2025.

Leasing Activity.

During 2025, the Company signed four new leases comprising 5,676 square feet, annual base rent of approximately $104,500, excluding tenant reimbursements and total commitments of approximately $257,400. There were three terminations comprising 4,471 square feet and approximately $62,600 in annual revenue, excluding tenant reimbursements. A total of 7 lease renewals were signed during 2025 comprising approximately 31,800 square feet, $518,000 in annual revenue and $2,998,000 in total commitments. Additionally, there were five expansions comprising 2,407 square feet, $37,000 in annual revenues and $116,728 in total commitments. The Company agreed to approximately $345,000 in lease incentives/concessions in the form of a rent abatement and approximately $27,000 in tenant improvements. Commissions paid during the year ended 2025 were approximately $174,000.

Disposition Activity.

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for suite usage requiring an STP amenity.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. Such closing date is estimated to occur no later than October 2028 or alternatively by June 2029 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2028.

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

On January 6, 2026, the Company entered into the second amendment to the B2K Agreement which among other provisions provides as follows:

●

On-Site Improvements. At closing, the Company will credit B2K $1,520,222 toward the purchase price for specified on-site improvements to Lots 1 and 3 of Flowerfield, with no increase if additional work is required.B2K will be responsible for constructing all common facilities and offsite improvements, while the Company will use commercially reasonable effects to cooperate by providing access at no cost to the Company.

●

Investigation Period. The parties acknowledge that the investigation period, as extended, has expired and that B2K’s right to terminate the Agreement under Section 3.1(D) of the Agreement is null and void and of no further force nor effect.

Deferred Compensation Plan

On December 6, 2019, the Company’s Board of Directors (the “Board”) approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan (the “DCP”) for Employees and Directors effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, as amended, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP, which was filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019 and incorporated herein by reference. With the exception of Jan Loeb, appointed to the Board in July 2023, each of the Directors elected (under the DCP) to defer 100% of their director fees for the years 2020 thru 2025. Two of the four directors have elected not to defer any fees during 2026; the other two directors elected to defer approximately 71% of their respective 2026 director fees.

Subsequent Business Events

Leasing Activity.

Subsequent to December 31, 2025, the Company signed one new lease comprising approximately 1,300 square feet and $11,000 in annual revenue and total lease commitments. There were two terminations comprising approximately 4,900 square feet and $68,000 in annual revenue.

Employees

As of December 31, 2025 and 2024 we had two and four employees, respectively.

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

As reported in footnote two the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote four in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of December 31, 2025 ($25,858,997) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025.

Challenging a government decision in an Article 78 proceeding can lead to delay in enforcement of the government action, whether or not the suit is successful, and the government sometimes agrees to delay implementation until legal challenges are resolved. Moreover, there can be no assurances that there will not be any additional efforts to challenge decisions made by the Town of Smithtown or any other governmental agency decision impacting our properties or our efforts to enhance the value of our properties through the commencement of other Article 78 proceedings or other forms of litigation. Although Article 78 proceedings take place on an expedited timeline and generally without discovery, we cannot provide any assurances as to the anticipated resolution of the Article 78 Proceeding, or any future Article 78 proceedings relating to our properties that may be commenced in the future, given the impact the pandemic has had on the court system. Consequently, the Article 78 Proceeding and any future such proceedings could result in further extensions of the Company’s timeline for completing the process of securing entitlements, selling our properties and distributing net proceeds and there can be no assurance that the Company and the Town of Smithtown will be successful in the defense of the Planning Board’s determinations against the Petition.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders.

Our estimate of net assets on December 31, 2025 is $25.9 million or $11.76 per common share. These estimated amounts are based on a number of assumptions and factors outside of our control. The process of disposing of our real property assets in an orderly manner designed to obtain the best value reasonably available for such assets may fail to create value or may result in lower than expected value and may result in lower than expected proceeds, or in no proceeds, for distribution to our shareholders. The actual nature, amount and timing of all distributions will be determined by Gyrodyne in our sole discretion, and will depend on, and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to those employees and directors who are vested under the Retention Bonus Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

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

Distributions to shareholders may be delayed or reduced as a result of sale agreement provisions, including under our agreement with B2K,  that allow purchasers to terminate agreements, that result in purchaser defaults or that make the purchase price contingent upon site plan approval.

Purchase and sale agreements for the sale of our properties may contain standard market provisions that give the purchaser the right to terminate the agreement, for any reason or no reason, prior to the expiration of an evaluation period, and receive a refund of earnest money deposits. The consummation of property sales under such agreements, including our purchase and sale agreement with B2K (the “B2K Agreement”), are also subject to satisfaction of standard closing conditions. The closing under the B2K Agreement is, and closings under future purchase and sale agreements are expected to be, contingent upon the purchaser obtaining (at its expense) final site plan approval for a designated number of units within a specified period of time, with the purchaser having a right to terminate the agreement or extend the approval period if it fails to secure such approval within such time period, and with the purchase price for the property being a function of agreed upon price per unit and the number of approved units.  If any property sale contemplated by the B2K Agreement or future sale agreements does not close because a purchaser exercises its termination right or defaults, or because of a failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as contained in the original sale agreement. Many of the costs incurred due to a sale that fails to close are sunk costs with no future value and we will also incur additional costs involved in negotiating a new sale agreement for such property. These additional costs are not included in our projections. In the event that we incur these additional costs or if the number of approved units under final site plan approval turns out to be below what we anticipate, distributions to our shareholders would be delayed or reduced.

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

The liquidation basis of accounting requires us to accrue all costs associated with implementing and completing our plan of liquidation. Total liability for estimated costs in excess of estimated receipts during liquidation, inclusive of the costs listed above plus costs associated with the sale of real estate, payments made under the retention bonus plan, litigation costs and liquidating costs, total $17,334,618 inclusive of a closing credit to B2K for certain infrastructure costs of approximately $4 million. The total amount of land entitlement costs, transaction fees and all operating and administrative costs in the liquidation is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected distributions to our shareholders. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual distributions may be lower than our estimated net assets. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our distributions may be delayed or reduced. Further, if a reserve fund is established, payment of distributions to our holders of common shares may be delayed or reduced.

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

On October 16, 2025, the Company entered into a letter agreement (the “Star Agreement”) with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw its June 4, 2025 notice of intent to nominate two directors at the 2025 annual meeting. The Star Agreement also obligates Star Equity to vote all Gyrodyne shares it owns in accordance with the Board’s recommendations including on the election of directors prior to the Termination Date (as defined below), except that Star Equity will be permitted to vote (i) in its discretion on any proposal regarding certain extraordinary transactions, and (ii) in accordance with the recommendation of Institutional Shareholder Services to the extent the recommendation differs from the Board’s recommendation on any matter presented to the shareholders at a special meeting of shareholders following the 2025 annual meeting. Star Equity’s obligations continue until December 31, 2026, or December 31, 2027 if the Board re-nominates both Nader G.M. Salour and Jan H. Loeb for election at the Company’s 2026 annual meeting and both Messrs. Salour and Loeb agree to such re-nomination (the “Termination Date”).

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

Under the Star Agreement, the Company agreed to nominate only one Board member at the 2025 annual meeting, Richard Smith, for election for an additional three-year term and to reduce the size of the board from five to four seats. If any of Jan H. Loeb, Nader G.M. Salour, Richard B. Smith or Ronald J. Macklin (each, a “Continuing Director”) resigns or ceases to be a director due to death or disability, then the Board and Star Equity will engage in good faith discussions to identify a mutually acceptable independent (as defined under Nasdaq listing rules) replacement director (the “Replacement Director”), and if they cannot agree the size of the Board will be reduced to three directors. In such event, if a remaining Continuing Director subsequently resigns or ceases to be a director due to death or disability, then the Board may not make an additional appointment until the Board and Star Equity identify a mutually acceptable Replacement Director.

The Company also agreed not to increase Board fees and to limit the aggregate fee paid to the Chairman of the Board to $65,000.

Star Equity also purported to deliver a notice of intent to nominate a slate of two candidates in 2023 (the “2023 Nomination Notice”), and then submitted a shareholder proposal to the Company pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Shareholder Proposal”). The Company later entered into a letter agreement with Star Equity, pursuant to which Star Equity agreed to irrevocably withdraw both the 2023 Nomination Notice and the Shareholder Proposal.

Through December 31, 2025, the cumulative cost to the Company of responding to and resolving the foregoing shareholder activist campaigns, including changes to our incentive compensation arrangements, was approximately $1,050,000.

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

As of December 31, 2025, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties.

The requirement in the Settlement that the Company sell its remaining properties at prices above the December 2014 appraised values could limit the options available to the Company. The Company believes that it is in the best interests of the shareholders to pursue certain pre-development enhancements to our remaining properties prior to seeking their ultimate disposition to a developer or other purchaser because doing so will result in higher aggregate values for such properties as a whole and thus higher estimated distributions as compared with selling the properties with their current zoning and entitlements. The Company may also entertain offers from potential buyers who may be willing to pay prices for the properties in their current entitlement and zoning status that the Company finds more attractive from a timing or value perspective than might be achievable through completing an entitlement process. If the Company receives an offer prior to the completion of the entitlement process that it believes is in the best interests of the shareholders, it may nevertheless be prevented from consummating such transaction because of the price floor set in the Settlement. In addition, a severe downturn in the general economy or in the real estate market, or other negative factors beyond our control, may drive down the values of commercial real estate properties, or otherwise result in the values of our remaining properties being reduced to levels below the 2014 appraised values, in which case we may be prohibited under the Settlement from selling such properties. Such limitation on the options available to the Company may make it more difficult to accomplish our stated objective of completing the process of seeking entitlements and selling assets by December 31, 2028.

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

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification/ and/or new credit facilities on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our business operations and strategic plans to position our properties and sell them for maximum value could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

The Company has approximately 52% of its annual leasing revenue up for renewal in 2026. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. This risk has been increased by tenants working from home during and after the recent pandemic which has resulted in certain tenants re-evaluating the size and/or lay-out of their existing leased premises. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties. As indicated above, we are subject to risks associated with the financial condition of our tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our distributions. Our existing leases with Stony Brook University Hospital and affiliates comprise approximately 21% of our total rentable square feet and the annual rent is expected to represent approximately 24% of our annual rental revenue for 2026.

The largest medical tenant in the Cortlandt Manor Medical Center represents 14% of our total rentable square feet as of December 31, 2025. The annual rent from such tenant is expected to represent approximately 34% of our annual rental revenue for 2026.

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

Approximately 31,400 square feet of our rentable space and approximately 30% of our gross revenues for 2025 was attributable to our medical office property. The medical office property is subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our industrial park borders Stony Brook University and our leases with the University, including leases with the University’s affiliates, represent over 21% of our overall rentable space. The New York State budget puts additional pressure on Stony Brook University, part of the State University of New York system, to cut costs. Many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. Stony Brook University and its affiliates currently have three leases with Gyrodyne comprising approximately 34,000 square feet and $534,000 in annual rental revenue.

Our investments are concentrated in a single industry, making us more vulnerable economically than if our investments were more diversified.

We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our historical business strategy to invest primarily in healthcare properties. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease payments to us. Consequently, our ability to meet debt service obligations or make distributions to our shareholders is dependent on the real estate and healthcare industries.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2025 was $1,828,416.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2025 was $2,503,293.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2025, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the subdivided industrial park lot only.

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

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. If the Cortlandt Manor property is sold to a bona fide third-party purchaser within the initial two years of the term of the 2021 Mortgage Loan, the prepayment fee to be paid upon repayment of the 2021 Mortgage Loan in full will be reduced by fifty percent. The outstanding balance as of December 31, 2025 was $4,558,993.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC (“LLYR”). The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York. The Company closed on a loan modification with the LLYR to extend the loan for an additional 24 months commencing January 1, 2026 at a revised interest rate of 15% which the Company may refinance with no early repayment penalty.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices, plus an interest payment on such invoices, interest to be accrued on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and is accruing interest at 1.0% per month from January 2025.

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

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification/ and/or new credit facilities on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs.

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

Real Estate Investments

The Company owns a 63-acre property located in St. James, in the Town of Smithtown on the North Shore of Suffolk County, Long Island, New York. The property currently has 130,009 square feet of rental space and is approximately 82% occupied by 28 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property has 31,421 square feet of rental space and is currently 82% occupied by three tenants.

During 2025 and 2024, land entitlement costs incurred were approximately $380,400 and $442,300, respectively. The Company continues to believe the pursuit of entitlements will increase the development flexibility of our properties.

Following the Merger, effective September 1, 2015, the Company adopted the liquidation basis of accounting and therefore reports the land and buildings on the Consolidated Statement of Net Assets at net realizable value. The net realizable value on December 31, 2025 is estimated to be $53,990,000. This value includes some but not all of the increase in value the Company believes is achievable from enhancement efforts.

The average age of the buildings on our properties is approximately 65 years at Flowerfield and 35 years at Cortlandt Manor. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical and plumbing is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

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

The following table sets forth certain information as of December 31, 2025 for each of the properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	130,009	82%	$1,469,349	$13.76	28	2
Cortlandt Medical Center	31,421	82%	$872,338	$33.95	3	1
All Locations	161,430	82%	$2,341,687	$17.68	31	3

The following table sets forth scheduled lease expirations on the properties as of December 31, 2025:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2026	15	45,000	$1,174,000	52.18%
2027	12	17,000	224,000	9.94%
2027	4	8,000	130,000	5.78%
2027	1	2,000	35,000	1.53%
2030	2	30,000	496,000	22.03%
Thereafter	1	17,000	192,000	8.54%

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

As of December 31, 2025, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values”.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025.

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

Approximate number of equity security holders of record (not including beneficial owners holding shares in street name).

Number of Holders of Record
Title of Class	as of March 1, 2026
Common shares of limited liability interests	219

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases, and then selling our properties in an orderly manner at higher values. The value of the real estate reported in the Statement of Net Assets as of December 31, 2025, includes some but not all of the potential value impact that may result, if any, from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Gyrodyne intends to dissolve after it completes the disposition of all of its real property assets, applies the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares.

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

As of December 31, 2025, the consolidated portfolio includes two developed properties, consisting of 9 buildings with an aggregate of 161,430 rentable square feet. The Company also owns undeveloped land parcels adjacent to developed properties for which alternative entitlement plans are currently being considered in order to increase development flexibility of the relevant primary property.

Leasing Operations

Our operating focus is on maximizing cashflows and market value of our operating properties while we are securing entitlements with the objective of increasing development flexibility with respect to our remaining properties and maximizing distributions to our shareholders as soon as reasonably practicable. As of December 31, 2025, our properties were 82% leased to 31 tenants. As of December 31, 2024, our properties were 82% leased to 32 tenants.

Our leasing strategy for 2026 includes focusing on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2026 and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place on December 31, 2025. This table assumes that none of the tenants’ exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2026	15	45,000	$1,174,000	52.18%
2027	12	17,000	224,000	9.94%
2028	4	8,000	130,000	5.78%
2029	1	2,000	35,000	1.53%
2030	2	30,000	496,000	22.03%
Thereafter	1	17,000	192,000	8.54%

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

The Company has approximately 52% of its annual leasing revenue up for renewal in 2026, in 2025 it was 31%. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2025.

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets (prior to any credits for contribution amounts which are reflected in the costs in excess of receipts) as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed by December 31, 2028.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, litigation fees, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation by December 31, 2028. As previously stated, on an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update relevant information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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

As reported in footnote two, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of December 31, 2025 ($25,858,997) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statement of Net Assets

Net assets as of December 31, 2025 and December 31, 2024 would result in estimated liquidating distributions of $25,858,997 and $30,596,313, respectively, or approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The decrease of $4,737,316 in estimated liquidating distributions is mainly attributable to an increase in estimated liquidation and operating costs net of estimated receipts for the two year timeline extension of approximately $3,500,000 (to allow sufficient time for the B2K Agreement (dated July 30th, 2025 inclusive of its latest amendment dated January 6, 2026) to close), the closing credit to B2K for certain sewer treatment plant and onsite infrastructure costs of approximately $4,000,000, increase in retention bonuses and selling costs due to the increased value of real estate of approximately $479,000, prepayment penalty and loan extension/new loan fees of approximately $140,000 and additional land development fees of $190,000 (excluding the adjustment attributable to the timeline extension) partially offset by the increase in real estate value of approximately $3,600,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2028:

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

4.	Costs for the pursuit of entitlement of the Flowerfield and Cortlandt Manor properties.

5.	Retention bonus amounts.

6.	Debt service on the Company’s credit facilities.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The Company also considers in its valuation estimates the receipt of any credible expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plant. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions, operating costs and credit costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1.326 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from January 2026 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2025, the Company incurred approximately $380,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.326 million (inclusive of real estate taxes of $448,500 and regulatory fees of $408,000) will be incurred from January 2026 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of December 31, 2025 and December 31, 2024 would result in estimated liquidating distributions of $25,858,997 and $30,596,313, or approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 and 1,574,308 shares outstanding, respectively, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of December 31, 2025 (dollars are in millions).

December 31, 2025 cash and cash equivalents balance	$4.53
Principal payments on loan	(10.87)
Free cash flow from rental operations	2.23	(i)
General and administrative expenses	(5.94	)(ii)
Land entitlement costs in pursuit of the highest and best use	(1.33)
Gross real estate proceeds	53.99	(iii)
B2K Closing Credit for certain infrastructure	(4.02	)(iv)
Selling costs on real estate	(3.06)
Retention bonus plan for officers and employees	(2.23)
Final liquidation and dissolution costs	(1.50	)(v)
Other	(5.94	)(vi)
Net Assets	$25.86

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.23.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.94)
(iii)	The incremental value, if any, associated with the pending STP amenity (see iv) is not included in gross real estate proceeds as such value is not estimable based on current factors.
(iv)

Under the terms of the B2K agreement (dated July 30th, 2025 inclusive of its latest amendment dated January 6, 2026) B2K is funding its proportionate share, based on effluence, of the buildout of the sewer treatment plant and onsite infrastructure costs. This credit that will be given at closing is contributed to the Industrial Parks proportionate share.

(v)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(vi)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($5.94).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the years ended December 31, 2025 and 2024, respectively, all of which is discussed below:

Net assets on January 1, 2024	$30,721,034
Changes in net assets from January 1 through December 31, 2024:
Remeasurement of assets and liabilities	(1,151,101)
Issuance of common shares, net	4,418,380
Change in value of real estate	(3,392,000)
Total change in net assets	(124,721)
Net assets on December 31, 2024	30,596,313
Changes in net assets for the year ended December 31, 2025
Remeasurement of assets and liabilities	(8,339,316	)(a)
Change in value of real estate	3,602,000
Total change in net assets	(4,737,316)
Net assets on December 31, 2025	$25,858,997

(a) The remeasurement of assets and liabilities during 2025 includes approximately $4 million in a closing credit to B2K for certain infrastructure costs and approximately $3.5 million in costs relating to the timeline extension.

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

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby ensuring we could operate from a position of strength through the duration of the liquidation estimated at the time of such offering to be the end of 2026 (but being extended to the end of 2028), to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. While these same vendors remain committed to deferring a large portion of their deferred fees (as disclosed in footnote 8), the extended timeline to the end of 2028 is resulting in economic pressure to provide for a yet to be determined partial payment, albeit expected to be less than half of the outstanding liability). Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a nonqualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

As of December 31, 2025, the Company had cash and cash equivalents totaling approximately $4.5 million. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.99 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $25.86 million.

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification/ and/or new credit facilities on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

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

Major elements of the Company’s cashflows for the year ended December 31, 2025 were as follows:

Operating Cashflows:

●	$3,050,479 in rent and reimbursements.
●	($2,057,276) in operating costs.
●	$993,203 in net operating income.

Nonoperating Cashflows:

●	($79,085) of land entitlement costs incurred for the Cortlandt Manor property.
●	($301,351) of land entitlement costs incurred for the Flowerfield property.
●	($54,391) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($2,616,409) of corporate expenditures including interest expense.
●	($301,390) of principal payments on our loans.
●	$989,788 in changes in working capital.

Major elements of the Company’s cashflows for the year ended December 31, 2024 were as follows:

Operating Cashflows:

●	$3,105, 989 in rent and reimbursements.
●	($1,898,920) in operating costs.
●	$1,207,069 in net operating income.

 Nonoperating Cashflows:

●	$4,418,380 of net proceeds from the issuance of common shares.
●	($87,718) of land entitlement costs incurred for the Cortlandt Manor property.
●	($334,610) of land entitlement costs incurred for the Flowerfield property.
●	($172,506) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($1,987,749) of corporate expenditures including interest expense.
●	($288,976) of principal payments on our loans.
●	($347,349) in changes in working capital.

Lingering Pandemic Effects and Macroeconomics:

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

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and three times in 2025, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2026 and beyond. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)
(2)	Consolidated Statements of Net Assets as of December 31, 2025 and 2024 (liquidation basis)
(3)	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 (liquidation basis)
(4)	Notes to Consolidated Financial Statements
(5)	Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Paul Lamb was not re-elected to the Company’s Board of Directors at the Company’s annual shareholder meeting on November 5, 2025, therefore his term ended at such time. Following the 2025 annual shareholders meeting, the Board was reduced to four members.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2026 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Company are elected by the Board to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director of Gyrodyne, LLC	First Became a Director of Gyrodyne Company Of America, Inc.	Current Board Term Expires

Gary J. Fitlin	60	-	-	-
President, CEO CFO and Treasurer of the Company

Jan H. Loeb	66	2023	-	2026
Managing Member Leap Tide Capital Management LLC
Director of the Company

Ronald J. Macklin	63	2015	2003	2027
Director of the Company

Peter Pitsiokos	66	-	-	-
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company

Nader G.M. Salour	67	2015	2006	2026
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	71	2015	2002	2028
Mayor of the Incorporated Village of Nissequogue
Director of the Company

(b)	Business Experience

Gary J. Fitlin, age 60, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August 2012. Following the separation of Frederick C Braun III, (President and Chief Executive Officer from February 2013 through April 2017), from the Company, the Board of Directors appointed Gary Fitlin as President and Chief Executive Officer effective May 1, 2017. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Mr. Fitlin is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Jan H. Loeb, age 66, was appointed to our Board in July 2023. Mr. Loeb has more than forty years of business, money management and investment banking experience. He has been the Managing Member of Leap Tide since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners, privately-owned hedge fund sponsor investing in the public equity and alternative investment markets, from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc., an American multinational independent investment bank and financial services company. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.), a boutique investment banking firm. He served as a Lead Director of American Pacific Corporation, a chemical manufacturing corporation, from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.), a specialty pharmaceutical business, from 2006 to August 31, 2011. He served as a Director of aerospace and defense company TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd., a subsurface mineral mining company, from December 2016 until May 2019. He has served as President, Executive Chairman and board member of Novelstem International Corp., a biotechnology company, from June 2018 to December 2024. He has served as Chairman of Newstem Ltd., a biopharmaceutical company since June 2018. He has served as President and CEO of Acorn Energy Corp., an energy utility company, since January 2016 and CEO of Omnimetrix, LLC, a subsidiary of Acorn Energy Corp., since December 2019. He currently serves as Chairman and Director of Agudath Israel of Baltimore, Inc., a nonprofit religious organization.

Ronald J. Macklin, age 63, was appointed to the Board in June 2003. Mr. Macklin served through April 2019 as Senior Vice President and U.S. General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Peter Pitsiokos, age 66, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over 20 years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District in Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 67, was appointed to the Board in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006 and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 71, was appointed to the Board in November 2002. Mr. Smith was Vice President in the Commercial Banking Division of the First National Bank of Long Island from February 2006 through his retirement in December 2018. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue. Mr. Smith served as a Trustee of the Smithtown Historical Society for 27 years prior to retiring. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of our common shares, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2025 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2025 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2025.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Smith, Salour, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and Nasdaq rules. The Board had previously determined that at least one member, Mr. Smith qualifies as an “audit committee financial expert” as a result of relevant experience in the commercial banking industry.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Fitlin	2025	250,000	-	-	-	-	-	-	250,000
President, CEO, CFO and Treasurer	2024	250,000	-	-	-	-	-	-	250,000

Peter Pitsiokos	2025	200,000	-	-	-	-	-	-	200,000
COO and Secretary	2024	200,000	-	-	-	-	-	-	200,000

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

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2025, there were no unexercised options and/or stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

In May 2014, the Board of Directors approved a retention bonus plan (as amended (5 amendments), the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to directors and to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are employees of the Company:

Employee	Bonus Pool %
Chief Executive Officer	44.211%
Chief Operations Officer	39.789%
Officer Discretionary Amount (a)	16.000%
Total	100.000%

(a)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the years ended 2025 and 2024.

2025 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2025:

Name (a)	Fees earned or paid in cash (b)	Stock awards (c)	Option awards (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings (f)	All other compensation (g)	Total (h)

Paul L. Lamb(a)	$100,000	$-	$-	$-	$-	$-	$100,000

Jan H. Loeb	42,000	-	-	-	-	-	42,000

Richard B. Smith	45,833	-	-	-	-	-	45,833

Ronald J. Macklin	42,000	-	-	-	-	-	42,000

Nader G.M. Salour	42,000	-	-	-	-	-	42,000

Total	$271,833	$-	$-	$-	$-	$-	$271,833
(a)	Effective immediately following the annual shareholder meeting on November 5, 2025, Mr. Lamb resigned from the Board at which time the Board was reduced to 4 members.

Deferred Compensation Plan.  On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%.  All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. The foregoing description of the DCP does not purport to be complete and is qualified in its entirety by reference to the full text of the DCP.  Each of the Directors, excluding Jan Loeb who was appointed to the Board in July 2023, elected (under the DCP) to defer 100% of their director fees for the years 2020 thru 2025. Two of the four directors have elected not to defer any fees during 2026; the other two directors elected to defer approximately 71% of their respective 2026 director fees.

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

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2025, there were no equity compensation plans under which securities of the Company were authorized for issuance, beyond the above shares of restricted stock issued in 2024.

(e)

The following table sets forth certain information as of February 28, 2026, regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all the Company’s present executive officers and directors as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (10)
Mario Gabelli /Gamco Asset Management Inc. /Gabelli Funds/GCIA/Teton Advisors One Corporate Center Rye, NY 10580	430,476	(2)	19.6

Towerview LLC 460 Park Avenue New York, NY 10022	338,107	(3)	15.4

Lance Gad Revocable Trust 5310 No. Ocean Drive, Unit 702 Riviera Beach, FL 33404	166,765	(4)	7.6

Star Equity Fund LP 53 Forest Avenue, Suite 101 Greenwich, CT 06870	156,774	(5)	7.1

Jan H. Loeb 1 Flowerfield, Suite 24 St. James, NY 11780	69,218	(6)	3.1

Nader G.M. Salour 1 Flowerfield, Suite 24 St. James, NY 11780	33,918		1.5

Ronald J. Macklin 1 Flowerfield, Suite 24 St. James, NY 11780	30,441		1.4

Richard B. Smith 1 Flowerfield, Suite 24 St. James, NY 11780	21,570		1.0

Peter Pitsiokos 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

Gary J. Fitlin 1 Flowerfield, Suite 24 St. James, NY 11780	0		*

All executive officers and Directors as a group (6 persons)	155,147		7.1	(7)

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

(3)

On September 8, 2025, Towerview LLC filed Form 4 with the Securities and Exchange Commission stating that each reporting person has shared power to vote or direct the vote and has shared power to dispose of or direct the disposition of 338,107 common shares. The Form 4 was filed by Daniel R. Tisch.

(4)

On March 14, 2024, Lance Gad Revocable Trust filed a Schedule 13G/A with the Securities and Exchange Commission stating that he has the power to vote or direct the vote and has power to dispose of or direct the disposition of 166,765 common shares.

(5)

On October 20, 2025, Star Equity Fund, LP filed a Schedule 13D/A with the Securities and Exchange Commission stating that it has the power to vote or direct the vote, and power to dispose of or direct the disposition of 156,774 common shares. The Schedule 13D/A was filed by Jeffrey Eberwein and Richard Coleman.

(6)	Includes 7,940 shares in Individual Retirement Account, 6,000 shares by Steinberg Family Trust, 4,000 shares by Kollel Simchas Chaim, 9,800 shares by Son and 2,913 shares by Tide Realty Capital.

(7)	The percent of class is calculated on the basis of the number of shares outstanding, which is 2,199,308 as of March 1, 2026.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s former Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit.

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

During the twelve months ended December 31, 2025 and 2024, the Company received rental revenue of $55,784 and $54,160, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The former Chairman was also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Effective immediately following the annual meeting of shareholders on November 5, 2025, Paul Lamb is no longer a director and thus is no longer deemed a “related person”.

All members of the Board are independent directors as defined by the listing requirements of the Nasdaq Stock Market. Such independent directors are Messrs. Loeb, Macklin, Salour and Smith. The Company has compensation, nominating, investment and audit committees, all of the members of which are also independent as defined by the listing requirements of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2025 and 2024:

Fee Category	Fiscal December 31, 2025	Fiscal December 31, 2024
Audit Fees (1)	$178,500	$265,538
Tax Fees (2)	47,560	46,550
Total Fees	$226,060	$312,088

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, S-1 consent and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2025 and 2024, respectively.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets as of December 31, 2025 and 2024 (liquidation basis)

Consolidated Statement of Changes in Net Assets for the twelve months ended December 31, 2025 and 2024, (liquidation basis)

Notes to Consolidated Financial Statements

Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following exhibits are either filed as part of this report or are incorporated herein by reference as indicated:

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

10.13	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (19)

10.14	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.15	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (18)

10.16	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated as of July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC. (20)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

97.1	Executive Compensation Clawback Policy (15)

97.2	Insider Trading Policy (19)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2024.

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

(17)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 4, 2025.

(18)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2025.

(19)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(20)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 12, 2026.

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
Date: March 27, 2026

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 27, 2026

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 27, 2026

/S/ Nader Salour
By Nader Salour, Director
Date: March 27, 2026

/S/ Jan Loeb
By Jan Loeb, Director
Date: March 27, 2026

Exhibit Index

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013 (3)

10.2	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (4)

10.3	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers (5)

10.4	Amendment No. 1 to Employment Agreement with Peter Pitsiokos (6)

10.5	Amended and Restated Retention Bonus Plan (7)

10.6	Amendment No. 2 to Retention Bonus Plan (6)

10.7	Amendment No. 3 to Retention Bonus Plan (8)

10.8	Amendment No. 4 to the Retention Bonus Plan (9)

10.9	Amendment No. 5 to the Retention Bonus Plan (10)

10.10	Nonqualified Deferred Compensation Plan (11)

10.11	Restricted Stock Plan (12)

10.12	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (13)

10.13	Short Form Order of Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (19)

10.14	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.15	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (18)

10.16	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated as of July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC. (20)

21.1	List of all subsidiaries (14)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

97.1	Executive Compensation Clawback Policy (15)

97.2	Insider Trading Policy (19)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(14)	Filed as part of this report.

(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2024.

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

(17)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 4, 2025.

(18)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2025.

(19)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(20)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on January 12, 2026.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE, LLC AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

GYRODYNE, LLC

AND SUBSIDIARIES

Contents
Years Ended December 31, 2025 and 2024	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets as of December 31, 2025 and 2024 (liquidation basis)	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 (liquidation basis)	F-4

Notes to Consolidated Financial Statements	F-5-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gyrodyne, LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gyrodyne, LLC and Subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets (liquidation basis) of the Company as of December 31, 2025 and 2024, and the related consolidated statements of changes in net assets (liquidation basis) for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidation Value of Real Estate Assets - Refer to Notes 2, 3, 5, 7 and 14 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company presents its financial statements under the liquidation basis of accounting and, accordingly, presents its real estate assets at their liquidation value at each reporting period.

The Company estimates the liquidation value of its real estate assets by using both income and market valuation techniques.  The market valuation techniques use estimates and assumptions based on market information, such as broker opinions of value, appraisals, and recent sales data for similar assets.  The income valuation technique consists of a discounted cash flow model. As disclosed by management, the Company’s evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions, such as market rental rates, capitalization rates, discount rates and in certain instances offers or sales agreements that could differ materially from actual results.

We identified the liquidation value of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to determine the liquidation value of the real estate assets, specifically the estimates of capitalization and discount rates for each real estate asset. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included, among other things, the following:

●

We obtained an understanding and evaluated the design and implementation of the controls over management’s evaluation of the key estimates and assumptions used in the determination of the liquidation value of real estate assets, including those over the selection of capitalization and discount rates.

●	With the assistance of our fair value specialists, we performed the following procedures:
o	Assessed the reasonableness of the significant assumptions used in relevant real estate appraisals and discounted cash flow analyses, including estimates of capitalization and discount rates
o	Tested the source information underlying the assumptions
o	Developed a range of independent estimates, focusing on the geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Company
o	Tested the mathematical accuracy and completeness of the discounted cash flow analyses
●	We evaluated the reasonableness of management’s discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.
●	We evaluated offers both received and made by management on the properties being valued

We have served as the Company's auditor since 1990.

/s/ Baker Tilly US LLP

Tysons, Virginia

March 27, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)

	December 31, 2025	December 31, 2024
ASSETS:
Real estate held for sale	$53,990,000	$50,388,000
Cash and cash equivalents	4,529,597	5,899,232
Rent receivable	155,205	335,966
Other receivables	15,899	36,893
Total Assets	$58,690,701	$56,660,091

LIABILITIES:
Accounts payable	$2,086,306	$1,524,238
Accrued liabilities	2,312,459	2,045,596
Deferred rent liability	-	21,195
Tenant security deposits payable	229,790	213,081
Mortgage loans payable	10,868,531	11,169,922
Estimated liquidation and operating costs net of receipts	17,334,618	11,089,746
Total Liabilities	32,831,704	26,063,778
Net assets	$25,858,997	$30,596,313

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)

	Year ended December 31,
	2025	2024

Net assets, beginning of period	$30,596,313	$30,721,034
Changes in net assets:
Change in real estate value	3,602,000	(3,392,000)
Issuance of common shares, net	-	4,418,380
Remeasurement of assets and liabilities	(8,339,316)	(1,151,101)
Net decrease in value	(4,737,316)	(124,721)
Net assets, end of period	$25,858,997	$30,596,313

See notes to consolidated financial statements

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

Gyrodyne remains confident in its defense of the appeal, the motion to renew and reargue and the motion to appeal the denial of the Petitioners’ motion to stay enforcement of the order. Gyrodyne believes that both the Article 78 Proceeding and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2028, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeals and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the third quarter of 2026 for Flowerfield, and in 2027 for Cortlandt Manor.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for suite usage requiring an STP amenity.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Consistent with the Company’s plan of liquidation the Company continues to engage JLL to sell the remaining Flowerfield and Cortlandt Manor properties as individual lots or combined. In addition, Gyrodyne would entertain offers for the acquisition of the Company itself if we believe such acquisition from a timing and value perspective would maximize the net asset in liquidation value for Gyrodyne’s shareholders.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

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
Years Ended December 31, 2025 and 2024

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

Under the liquidation basis of accounting, all the Company’s assets have been stated at their estimated net realizable value, or liquidation value, (which represents the estimated amount of cash that Gyrodyne will collect on the disposal of assets (prior to any credits for contribution amounts which are reflected in the costs in excess of receipts) as it carries out the plan of liquidation), which is based on independent third-party appraisals, estimates and other indications of sales value. All liabilities of the Company, including those estimated costs associated with implementing the plan of liquidation, have been stated at their estimated settlement amounts. These amounts are presented in the accompanying statements of net assets. These estimates are periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the plan of liquidation. The actual values and costs associated with carrying out the plan of liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation, which is currently anticipated to be completed in 2028.

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

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2028. The Company is actively marketing its properties and intends to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2028.

The Company’s assumptions and estimates (including the sales proceeds of all its real estate holdings, selling costs, retention bonus payments, rental revenues, rental expenses, capital expenditures, land entitlement costs, general and administrative fees, director and officer liability and reimbursement, post liquidation insurance tail coverage policy and final liquidation costs) are based on completing the liquidation in 2028. On an ongoing basis, Gyrodyne evaluates the estimates and assumptions that can have a significant impact on the reported net assets in liquidation and will update respective information accordingly for any costs and value associated with a change in the duration of the liquidation, as we cannot give any assurance on the timing of the ultimate sale of all the Company’s properties.

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
Years Ended December 31, 2025 and 2024

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 4 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of December 31, 2025 ($25,858,997) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of December 31, 2025, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

3.	Statements of Net Assets in Liquidation

Net assets as of December 31, 2025 and December 31, 2024 would result in estimated liquidating distributions of $25,858,997 and $30,596,313, respectively, or approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding. The decrease of $4,737,316 in estimated liquidating distributions is mainly attributable to an increase in estimated liquidation and operating costs net of estimated receipts for the two year timeline extension of approximately $3,500,000 (to allow sufficient time for the B2K Agreement (dated July 30th, 2025 inclusive of its latest amendment dated January 6, 2026) to close), the closing credit to B2K for certain sewer treatment plant and onsite infrastructure costs of approximately $4,000,000, increase in retention bonuses and selling costs due to the increased value of real estate of approximately $479,000, prepayment penalty and loan extension/new loan fees of approximately $140,000 and additional land development fees of $190,000 (excluding the adjustment attributable to the timeline extension) partially offset by the increase in real estate value of approximately $3,600,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2028:

1.

The estimated cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve or improve the net realizable value of the properties at their estimated gross sales proceeds.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

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

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurement. The Company also considers in its valuation estimates the receipt of any credible expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plant. To the extent the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions. operating costs and credit costs) or overestimates or underestimates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

The Company estimates that it will incur approximately $1,326,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 4)) from January 2026 through the end of the liquidation period, currently estimated to conclude in 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the year ended December 31, 2025, the Company incurred approximately $380,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,326,000 (inclusive of real estate taxes of $448,500 and regulatory fees of $408,000) will be incurred from January 2026 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of December 31, 2025 ($25,858,997) and December 31, 2024 ($30,596,313) results in estimated distributions of approximately $11.76 and $13.91 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

4.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $17,334,618 (inclusive of selling costs and retention bonuses aggregating approximately $5.3 Million and certain sewer treatment plant and related (direct/indirect) onsite infrastructure costs of approximately $4.0 million (which will be funded as a credit from closing proceeds pursuant to the B2K Agreement, as amended), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2025 through December 31, 2025 is as follows:

	January 1, 2025	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2025
Assets:
Estimated rents and reimbursements	$5,816,979	$(3,050,479)	$5,027,180	$7,793,680
Prepaid expenses and other assets	470,864	35,532	-	506,396
Liabilities:
Property operating costs	(3,850,068)	2,057,276	(3,416,586)	(5,209,378)
Capital expenditures	(403,442)	54,391	(949)	(350,000)
Land entitlement costs	(1,238,507)	380,435	(467,897)	(1,325,969)
Closing credit for infrastructure costs	-	-	(4,020,222)	(4,020,222)
Corporate expenditures	(6,890,106)	2,433,240	(4,982,084)	(9,438,950)
Selling costs on real estate assets	(3,023,280)	184,049	(216,120)	(3,055,351)
Retention bonus payments to officers and employees*	(1,972,186)	-	(262,638)	(2,234,824)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,089,746)	$2,094,444	$(8,339,316)	$(17,334,618)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2024 through December 31, 2024 is as follows:

	January 1, 2024	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2024
Assets:
Estimated rents and reimbursements	$6,410,201	$(3,105,989)	$2,512,767	$5,816,979
Prepaid expenses and other assets	716,866	(205,519)	(40,483)	470,864
Liabilities:
Property operating costs	(3,852,991)	1,898,920	(1,895,997)	(3,850,068)
Capital expenditures	(300,000)	172,506	(275,948)	(403,442)
Land entitlement costs	(1,210,861)	422,328	(449,974)	(1,238,507)
Corporate expenditures	(7,540,106)	1,987,749	(1,337,749)	(6,890,106)
Selling costs on real estate assets	(3,226,800)	-	203,520	(3,023,280)
Retention bonus payments to officers and employees	(2,104,949)	-	132,763	(1,972,186)
Liability for estimated liquidation and operating costs net of estimated receipts	$(11,108,640)	$1,169,995	$(1,151,101)	$(11,089,746)

5.	Disposition Activities

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for suite usage requiring an STP amenity.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. Such closing date is estimated to occur no later than October 2028 or alternatively by June 30 2029 if B2K exercises both of its site plan extension options. Based on the above, the Company is extending its estimated timeline to complete the liquidation to December 31, 2028.

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
Years Ended December 31, 2025 and 2024

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

On January 6, 2026, the Company entered into the second amendment to the B2K Agreement which among other provisions provides as follows:

●

On-Site Improvements. At closing, the Company will credit B2K $1,520,222 toward the purchase price for specified on-site improvements to Lots 1 and 3 of Flowerfield (which is in addition to the $2.5 million cap for the Company’s proportionate share of the STP as reflected in the original agreement), with no increase if additional work is required.B2K will be responsible for constructing all common facilities and offsite improvements, while the Company will use commercially reasonable effects to cooperate by providing access at no cost to the Company.

●

Investigation Period. The parties acknowledge that the investigation period, as extended, has expired and that B2K’s right to terminate the Agreement under Section 3.1(D) of the Agreement is null and void and of no further force nor effect.

6.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of December 31, 2025 was $1,828,416.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of December 31, 2025 was $2,503,293.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of December 31, 2025, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

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

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. The outstanding balance as of December 31, 2025 was $4,558,993.

The 2021 Mortgage Loan is secured by the Cortlandt Manor property located at 1985 Crompond Road (5.01 acres).

On December 27, 2023, the Company, through its subsidiaries GSD Cortlandt, LLC (“GSD Cortlandt”) and Buttonwood Acquisition, LLC (“Buttonwood”), secured a term mortgage loan (the “2023 Mortgage Loan”) in the principal amount of $1,500,000 with LLYR Resources, LLC (“LLYR”). The net proceeds of the 2023 Mortgage Loan will be used for general working capital. The 2023 Mortgage Loan is unconditionally and irrevocably guaranteed by the Company. The term of the 2023 Mortgage Loan is two years. Until the maturity date, the 2023 Mortgage Loan bears interest at a floating interest rate of 1.5% per annum in excess of the Wall Street Prime Rate, with such interest payable monthly, which may be prepaid, in whole or in part, at any time, without payment of a prepayment fee.

The 2023 Mortgage Loan is secured by a first mortgage in the amount of $1,500,000 on the interests of GSD Cortlandt in 1989 Crompond Road and 1987 Crompond Road in Cortlandt Manor, New York, and the interests of Buttonwood in 206 Buttonwood Avenue and certain vacant land off of Buttonwood Road in Cortlandt Manor, New York. The Company closed on a loan modification with LLYR to extend the loan for an additional 24 months, commencing January 1, 2026 at a revised interest rate of 15% which the Company may refinance with no early repayment penalty.

On February 1, 2024, an agreement was signed with one vendor who had previously agreed to defer 50% of payment until the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision. The agreement called for a $200,000 payment on outstanding invoices plus an interest payment on such invoices, interest to accrue monthly on the outstanding balance, agreement to pay all future invoices in full, and conversion of the remaining outstanding balance of $477,829 (balance due after the $200,000 payment) to a loan payable within 15 days of the sale of one of the Company’s properties. The loan accrued interest at 0.75% per month through 2024 and 1.0% per month starting January 2025.

The total debt payable mature as follows:

Years Ending December 31,
2026	$4,771,270
2027	2,198,426
2028	3,898,835
2029	-
2030	-
Total	$10,868,531

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

7.	Real Estate

The Company reports its financial statements under the liquidation basis of accounting which reflects real estate value at net realizable value (predicated on current asset values). During 2025, the net realizable value of real estate increased by $3,602,000 and in 2024 it decreased by $3,392,000. Both the 2025 and the 2024 change is primarily driven by the current status of entitlement uses and market conditions. The valuation of the remaining real estate as of December 31, 2025 is $53,990,000.

	2025	2024
Net Realizable Value at beginning of period	$50,388,000	$53,780,000
Change in Net Realizable Value
Cortlandt Manor	-	(3,480,000)
Flowerfield	3,602,000	88,000
Net Realizable Value on December 31,	$53,990,000	$50,388,000

8.	Accounts Payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	December 31,			December 31,
	2025	2024		2025	2024
Current accounts payable	$731,708	$484,934	Accrued liabilities	$264,662	$322,548
Other accounts payable (a)	1,354,598	1,039,304	Deferred Compensation to Directors (b)	2,047,797	1,723,048
Total	$2,086,306	$1,524,238	Total	$2,312,459	$2,045,596
(a)

Represents amount of deferred fees pursuant to informal agreements the Company reached with certain service vendors to defer payment until certain dates, some of which include the closing of the first property lot sale that is the subject of either the Flowerfield or Cortlandt Manor subdivision, respectively.

(b)

The director fees and interest accrued under the deferred Compensation Plan where most directors elected to defer 100% of their fees for the years 2020 thru 2025 excluding Jan Loeb who was nominated to the Board on July 28, 2023, and elected to a three-year term at the annual shareholder meeting on October 12, 2023. Two of the four directors have elected not to defer any fees during 2026; the other two directors elected to defer approximately 71% of their respective 2026 director fees. This amount also includes the deferred compensation of a former Board advisor per an agreement to defer payments due under an advisor agreement and three previous Board members.

Accrued liabilities on December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Payroll and related taxes	$48,932	$73,806
Professional fees	215,730	248,742
Total	$264,662	$322,548

9.	Income Taxes

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2023, 2024 and 2025.

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
Years Ended December 31, 2025 and 2024

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

As of December 31, 2025 and 2024, the Company had a $0 balance in its allowance for doubtful accounts.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on December 31, 2025 and 2024. As the Company executes on the sale of its assets, its regional concentration in tenants will lessen thereby resulting in the increased credit risk from exposure of the local economies.

For the year ended December 31, 2025 rental income from the Company’s three largest tenants represented approximately 26%, 19% and 11% of total rental income. The three largest tenants by revenue as of December 31, 2025 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

For the year ended December 31, 2024 rental income from the Company’s three largest tenants represented approximately 25%, 21% and 9% of total rental income. The three largest tenants by revenue as of December 31, 2024 consist of a medical tenant in the Cortlandt Manor Medical Center, a New York State Agency located in the industrial park, and an athletics facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of December 31, 2025 and 2024, other commitments and contingencies are summarized in the table below:

	2025	2024
Management Employment agreements with bonus* and severance commitment contingencies	$350,000	$350,000
Other employee severance commitment contingencies	-	89,000
Total	$350,000	$439,000
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
Years Ended December 31, 2025 and 2024

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

Retention Bonus Plan- In May 2014, the Board of Directors approved a retention bonus plan (as amended (5 amendments), the “Plan”) designed to recognize the nature and scope of the responsibilities of our directors, executives and employees related to the Company’s strategic plan to enhance the property values, liquidate and dissolve, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Plan provides for bonuses to officers by the gross sales proceeds from the sale of each property and the date of sale.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Employees	Amendment No. 5 RSP approved
Chief Executive Officer	44.211%
Chief Operations Officer	39.789%
Officer Discretionary Amount (a)	16.000%
Total	100.000%

(a)	The officer discretionary amount will be allocated to the officers within the discretion of the Board.

Under the Plan, there were no payments made during the year ended December 31, 2025.

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
Years Ended December 31, 2025 and 2024

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

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a nonqualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for the years 2020 thru 2025 excluding Jan Loeb who was nominated to the Board on July 28, 2023 and elected to a three-year term at the annual shareholder meeting on October 12, 2023. Two of the four directors have elected not to defer any fees during 2026; the other two directors elected to defer approximately 71% of their respective 2026 director fees.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

13.	Rights Offering

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

The Company is using the net proceeds received from the Rights Offering to complete the pursuit of entitlements on the Company’s Flowerfield and Cortlandt Manor properties, for litigation fees and expenses in the Article 78 proceeding, for property purchase agreement negotiation and enforcement, for necessary capital improvements in the Company’s real estate portfolio, and for general working capital.

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
Years Ended December 31, 2025 and 2024

Fair Value Measurements - The Company adopted the liquidation basis of accounting effective September 1, 2015; accordingly, the Company reports all real estate at their net realizable value.

The Company estimates the net realizable value of its real estate assets by using income and market valuation techniques. The Company may estimate net realizable values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The Company also considers in its valuation estimates the receipt of any expressions of interest/letters from perspective buyers adjusted to reflect the Company’s best estimate of any contingent financial terms such as approved density and related site plans. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted capital improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, and relevant Company experience with its current and previously owned properties. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location, local supply and demand observations and no sewage treatment plant. To the extent, the Company underestimates or overestimates forecasted cash outflows (capital improvements, lease commissions, operating costs and credit costs) or overestimates or understates forecasted cash inflows (rental revenue rates) or other unfavorable or favorable variances of the aforementioned assumptions, the estimated net realizable value of its real estate assets could be overstated or understated.

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
Years Ended December 31, 2025 and 2024

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

As of December 31, 2025 and 2024, the value of the remaining unsold properties exceeded the respective 2014 appraised value.

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

On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025.

Pleadings filed in the Article 78 Proceeding may be accessed through a link (and related instructions) to the New York State Unified Court System which appears on the Company’s website at https://www.gyrodyne.com.

GYRODYNE, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Liquidation Basis)
Years Ended December 31, 2025 and 2024

General - In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial statements.

17.	Related Party Transactions

The Company has entered into various leasing arrangements with a not-for-profit organization of which the Company’s former Chairman, Paul Lamb, serves as Chairman and a director but receives no compensation or any other financial benefit.

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

During the twelve months ended December 31, 2025 and 2024, the Company received rental revenue of $55,784 and $54,160, respectively.

The independent members of the Board of the Company approved all of the leasing transaction described above.

The former Chairman was also a partner of the firm LambZankel, LLP that provided pro bono legal representation to the aforementioned not-for-profit corporation on the lease.

Following the annual meeting on November 5, 2025, Paul Lamb is longer a director and thus is longer deemed a “related person” (see Note 15 – Governance).