Form 10-Q
period 2026-03-31
Gyrodyne, LLC
filed 2026-05-13
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 13, 2026, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025
(Liquidation Basis)

	March 31,	December 31,
	2026 (Unaudited)	2025
ASSETS:
Real estate held for sale	$53,990,000	$53,990,000
Cash and cash equivalents	3,950,227	4,529,597
Rent receivable	151,001	155,205
Other receivables	15,899	15,899
Total Assets	$58,107,127	$58,690,701

LIABILITIES:
Accounts payable	$2,103,102	$2,086,306
Accrued liabilities	2,354,960	2,312,459
Deferred rent liability	16,083	-
Tenant security deposits payable	208,899	229,790
Loans payable	10,790,194	10,868,531
Estimated liquidation and operating costs net of estimated receipts	16,709,887	17,334,618
Total Liabilities	32,183,125	32,831,704
Net assets in liquidation	$25,924,002	$25,858,997

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE THREE-MONTHS ENDED MARCH 31, 2026

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2025		$25,858,997
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	65,005
Net increase in liquidation value		65,005
Net assets in liquidation, as of March 31, 2026		$25,924,002

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE THREE-MONTHS ENDED MARCH 31, 2026 (unaudited)

1.	The Company

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

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for industrial space containing an STP amenity.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Consistent with the Company’s plan of liquidation the Company continues to engage JLL to identify potential purchasers for the remaining Flowerfield and Cortlandt Manor properties as individual lots or combined. In addition, Gyrodyne would entertain offers for the acquisition of the Company itself if we believe such acquisition from a timing and value perspective would maximize the net asset in liquidation value for Gyrodyne’s shareholders.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-months ended March 31, 2026.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited consolidated financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company (and B2K for the respective property lots pursuant to the B2K Agreement) is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions (which may also include site plan approval of prospective purchasers) are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of March 31, 2026 ($25,924,002) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $11.79and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of March 31, 2026 and December 31, 2025 would result in estimated liquidating distributions of $25,924,002 and $25,858,997, respectively, or approximately $11.79 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $65,005 in estimated liquidating distributions is mainly attributable to a favorable variance in the actual expenses (versus the forecast) for the quarter ending March 31, 2026.

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

The Company estimates that it will incur approximately $1,228,500 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from April 2026 through the end of the liquidation period, currently estimated to conclude in 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three-months ended March 31, 2026, the Company incurred approximately $97,500 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1,228,500 (inclusive of real estate taxes of $408,000 and regulatory fees of $407,000) will be incurred from April 2026 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of March 31, 2026 ($25,924,002) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $11.79 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $16,709,887 (inclusive of selling costs and retention bonuses aggregating approximately $5.3 Million and certain sewer treatment plant and related (direct/indirect) onsite infrastructure costs of approximately $4.0 million (which will be funded as a credit from closing proceeds pursuant to the B2K Agreement, as amended), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2026 through March 31, 2026 is as follows:

	January 1, 2026	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2026
Assets:
Estimated rents and reimbursements	$7,793,680	$(709,515)	$(6,848)	$7,077,317
Prepaid expenses and other assets	506,396	(21,007)	-	485,389
Liabilities:
Property operating costs	(5,209,378)	531,626	(44,590)	(4,722,342)
Capital expenditures	(350,000)	79,768	-	(270,232)
Land entitlement costs	(1,325,969)	97,507	-	(1,228,462)
Closing credit for infrastructure costs	(4,020,222)	-	-	(4,020,222)
Corporate expenditures	(9,438,950)	567,596	116,443	(8,754,911)
Selling costs on real estate assets	(3,055,351)	13,751	-	(3,041,600)
Retention bonus payments to officers and employees*	(2,234,824)	-	-	(2,234,824)
Liability for estimated liquidation and operating costs net of estimated receipts	$(17,334,618)	$559,726	$65,005	$(16,709,887)

*The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Disposition Activities

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for industrial space containing an STP amenity.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. Such closing date is estimated to occur no later than October 2028 or alternatively by June 30, 2029, if B2K exercises both of its site plan extension options. Based on the above, the Company’s estimated timeline to complete the liquidation is December 31, 2028.

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

On October 28, 2025, the Company entered into the first amendment to the B2K Agreement which extended the investigation period to December 5, 2025.

On January 6, 2026, the Company entered into the second amendment to the B2K Agreement which among other provisions provides as follows:

●

On-Site Improvements. At closing, the Company will credit B2K $1,520,222 toward the purchase price for specified on-site improvements to Lots 1 and 3 of Flowerfield (which is in addition to the $2.5 million cap for the Company’s proportionate share of the STP as reflected in the original agreement), with no increase if additional work is required. B2K will be responsible for constructing all common facilities and offsite improvements, while the Company will use commercially reasonable effects to cooperate by providing access at no cost to the Company.

●

Investigation Period. The parties acknowledge that the investigation period, as extended, has expired and that B2K’s right to terminate the Agreement under Section 3.1(D) of the Agreement is null and void and of no further force nor effect.

7.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of March 31, 2026 was $1,806,228.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of March 31, 2026 was $2,473,201.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2026, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank (the loan is currently held by Rialto Capital) , the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date (October 10, 2026), the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the 2021 Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. The outstanding balance as of March 31, 2026 was $4,532,886.

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

The total debt payable matures as follows:

Years Ending March 31,
2027	$4,747,214
2028	2,200,556
2029	3,842,424
Total	$10,790,194

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Current accounts payable	$712,795	$731,708	Accrued liabilities	$262,128	$264,662
Deferred accounts payable	1,390,307	1,354,598	Deferred Compensation to Directors (a)	2,092,832	2,047,797
Total	$2,103,102	$2,086,306	Total	$2,354,960	$2,312,459
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

As a limited liability company, Gyrodyne is not subject to an entity level income tax but rather is treated as a partnership for tax purposes, with its items of income, gain, deduction, loss and credit being reported on the Company’s information return, on Form 1065, and allocated annually on Schedule K-1 to its members pro rata. The Company’s open tax years are 2023, 2024, and 2025.

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

As of March 31, 2026 and December 31, 2025, the Company had a zero balance in its allowance for doubtful accounts.

As of March 31, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income for the three months ended March 31, 2026, a material percentage of our rental income, was in default under its lease. Management is actively working with the tenant to bring it back into compliance and believes it is probable that the default will be cured. However, if the Company is unable to bring the tenant into compliance, the Company may pursue eviction proceedings, which could result in a temporary loss of rental revenue, additional legal costs and costs associated with re-leasing the space. The Company has not recorded an allowance for doubtful accounts related to this tenant as of March 31, 2026.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on March 31, 2026 and December 31, 2025. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies. One of the Company’s tenants representing a material percentage of our rental income is currently in default, although management is working with this tenant to bring it back into compliance.

For the three-months ended March 31, 2026 rental income from the Company’s three largest tenants represented approximately 27%, 18% and 10% of total rental income. The three largest tenants by revenue as of March 31, 2026 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of March 31, 2026, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the three-months ended March 31, 2026.

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

The shares under the Stock Plan were distributed as follows in lieu of the director portion of the Bonus Plan of $2,702,285:

Board Member	Shares of Restricted Stock
Paul Lamb (a)	30,542
Ronald Macklin	20,362
Nader Salour	20,362
Richard Smith	20,362
Total	91,628

(a)

Effective November 5, 2025, Mr. Lamb is no longer a Board member. Pursuant to the Restricted Stock Plan, Mr. Lamb did not forfeit any shares as he was not nominated for another term, which meets one of the respective plans forfeiture exceptions.

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

As of March 31, 2026 and December 31, 2025, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2026.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2026 and December 31, 2025 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of March 31, 2026 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximately 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, we estimate the gross value of the B2K Agreement is $28,740,000, contingent on a pending site plan submission, which we believe will be approved by the Smithtown Planning Department. Under the terms of the B2K Agreement, the Company is required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222, which is included in the Company’s estimated costs in excess of receipts. The incremental value impact, if any, to the industrial building lots associated with access to an on-site STP is not estimable at this time as it is contingent on many unknown factors, including but not limited to the markets assessment of the probability of closing of the B2K transaction, timing for completion of the STP, and the future associated market demand for industrial space containing an STP amenity.

We anticipate that future purchase agreements for Flowerfield or Cortlandt or any portions thereof will similarly identify receipt of subdivision and site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

Consistent with the Company’s plan of liquidation the Company continues to engage JLL to identify potential purchasers for the remaining Flowerfield and Cortlandt Manor properties as individual lots or combined. In addition, Gyrodyne would entertain offers for the acquisition of the Company itself if we believe such acquisition from a timing and value perspective would maximize the net assets in liquidation value for Gyrodyne’s shareholders.

Assuming the process of seeking entitlements and selling assets is completed in 2028 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $25.9 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $11.79 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values and outstanding share numbers effective as of March 31, 2026 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the three-months ended March 31, 2026, the Company incurred approximately $97,500 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $1.2 million in additional land entitlement costs through December 31, 2028 in pursuit of entitlements (approximately $313,000 in Cortlandt Manor and $916,000 in Flowerfield).

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

The entitlement costs for the three-months ended March 31, 2026 associated with the ownership and development of this property were approximately $18,100.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS. As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020. Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020. Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. Technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works on March 10, 2025, New York State Department of Environmental Conservation Wetland Permit issued on October 28, 2024, and New York State Department of Transportation plans are being submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments) and prepared for resubmission to each agency for their final review and approvals. On April 28, 2025 the Petitioners perfected their appeal on the original Petition. The Petitioners’ memorandum of law largely repeats their earlier position and arguments, which the Supreme Court previously found to be an insufficient basis for overturning the Planning Board’s determinations. Gyrodyne filed its response to the Appeal on July 25, 2025 and the Town submitted its reply to the Appeal on July 28, 2025. Final Subdivision approval is expected in the third quarter 2026.

The entitlement costs for the three-months ended March 31, 2026 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $79,400.

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

Transaction Summary for the Three-Months Ended March 31, 2026

The following summarizes our significant transactions and other activity during the three-months ended March 31, 2026.

Leasing Activity. During the three-months ended March 31, 2026, the Company executed one new lease and one renewal comprising approximately 2,300 square feet, annual revenue of approximately $28,000 and total commitments of approximately $44,600. There were three terminations comprising approximately 6,300 square feet and approximately $95,600 in annual revenue.

Tenant Default. During the three-months ended March 31, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income, a material portion of the Company’s rental revenue, fell into default under its lease. Management is working with the tenant to restore compliance and believes it is probable that the matter will be resolved without eviction. Management has considered this contingency in its estimates of liquidation and operating costs and believes the current estimates remain adequate.

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

As reported in footnote three, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote five in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of March 31, 2026 ($25,924,002) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $11.79 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of March 31, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of March 31, 2026 and December 31, 2025 would result in estimated liquidating distributions of $25,924,002 and $25,858,997, respectively, or approximately $11.79 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $65,005 in estimated liquidating distributions is mainly attributable to a favorable variance in the actual expenses (versus the forecast) for the quarter ending March 31, 2026.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the March 31, 2026 cash balance of $3.95 million plus adjustments for the following items which are estimated through December 31,2028:

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

The Company estimates that it will incur approximately $1.2 million (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from April 2026 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the three-months ended March 31, 2026, the Company incurred approximately $97,500 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $1.2 million (inclusive of real estate taxes of $408,000 and regulatory fees of $407,000) will be incurred from April 2026 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of March 31, 2026 and December 31, 2025 would result in estimated liquidating distributions of $25,924,002 and $25,858,997, or approximately $11.79 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of March 31, 2026 (dollars are in millions).

March 31, 2026 cash and cash equivalents balance	$3.95
Principal payments on loan	(10.79)
Free cash flow from rental operations	2.08	(i)
General and administrative expenses	(5.41)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.23)
B2K Closing Credit for certain infrastructure	(4.02)	(iii)
Gross real estate proceeds	53.99	(iv)
Selling costs on real estate	(3.04)
Retention bonus plan for officers and employees	(2.23)
Final liquidation and dissolution costs	(1.50)	(v)
Other	(5.88)	(vi)
Net Assets	$25.92

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve or improve the properties at its current estimated market value will total $2.08.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($5.41).
(iii)

Under the terms of the B2K agreement (dated July 30th, 2025 inclusive of its latest amendment dated January 6, 2026) B2K is funding its proportionate share, based on effluence, of the buildout of the sewer treatment plant and onsite infrastructure costs. This credit that will be given at closing is contributed to the Industrial Parks proportionate share.

(iv)	The incremental value, if any, associated with the pending STP amenity (see iv) is not included in gross real estate proceeds as such value is not estimable based on current factors.
(v)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(vi)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($5.88).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the three-months ended March 31, 2026 of which is discussed below:

Net assets in liquidation on January 1, 2026	$25,858,997
Changes in net assets in liquidation from January 1 through March 31, 2026:
Remeasurement of assets and liabilities in liquidation	65,005
Total increase in net assets in liquidation	65,005
Net assets in liquidation on March 31, 2026	$25,924,002

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

As of March 31, 2026, the Company had cash and cash equivalents totaling approximately $3.95 million. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.99 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $25.92 million.

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

Major elements of the Company’s cashflows for the three-months ended March 31, 2026 were as follows:

Operating Cashflows:

●	$709,515 in rent and reimbursements.
●	($531,626) in operating costs.
●	$177,889 in net operating income.

Nonoperating Cashflows:

●	($18,137) of land entitlement costs incurred for the Cortlandt Manor property.
●	($79,370) of land entitlement costs incurred for the Flowerfield property.
●	($79,768) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($567,596) of corporate expenditures including interest expense.
●	($78,338) of principal payments on our loans.
●	$79,701 in changes in working capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on March 31, 2026.

The Company believes there have been no significant changes in market risk from that disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026 (the “2025 10-K”).

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2026, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the 2025 10-K.

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

Items 2 through 5 are not applicable to the Company in the three-months ended March 31, 2026.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025.

(14)	Filed as part of this report.

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 12, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: May 13, 2026	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS	Inline XBRL Instance (14)

101.SCH	Inline XBRL Taxonomy Extension Schema (14)

101.CAL	Inline XBRL Taxonomy Extension Calculation (14)

101.DEF	Inline XBRL Taxonomy Extension Definition (14)

101.LAB	Inline XBRL Taxonomy Extension Labels (14)

101.PRE	Inline XBRL Taxonomy Extension Presentation (14)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025.

(14)	Filed as part of this report.

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026.