Form 10-Q
period 2026-06-30
Gyrodyne, LLC
filed 2026-08-13
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 13, 2026, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

(Liquidation Basis)

	June 30,	December 31,
	2026 (Unaudited)	2025
ASSETS:
Real estate held for sale	$53,990,000	$53,990,000
Cash and cash equivalents	3,771,333	4,529,597
Rent receivable	142,911	155,205
Other receivables	15,899	15,899
Total Assets	$57,920,143	$58,690,701

LIABILITIES:
Accounts payable	$2,137,204	$2,086,306
Accrued liabilities	2,459,065	2,312,459
Deferred rent liability	29,021	-
Tenant security deposits payable	209,521	229,790
Loans payable	10,712,950	10,868,531
Estimated liquidation and operating costs net of estimated receipts	15,317,135	17,334,618
Total Liabilities	30,864,896	32,831,704
Net assets in liquidation	$27,055,247	$25,858,997

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX-MONTHS ENDED JUNE 30, 2026

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2025		$ 25,858,997
Changes in assets and liabilities in liquidation:
Remeasurement of assets and liabilities	1,196,250
Net increase in liquidation value		1,196,250
Net assets in liquidation, as of June 30, 2026		$27,055,247

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE SIX-MONTHS ENDED JUNE 30, 2026 (unaudited)

1.	The Company

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

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the first quarter of 2027 for Flowerfield, and in mid-2027 for Cortlandt Manor.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six-months ended June 30, 2026.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of June 30, 2026 ($27,055,247) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of June 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $27,055,247 and $25,858,997, respectively, or approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $1,196,250 in estimated liquidating distributions is mainly attributable to employee-restructuring savings of approximately $620,000, a favorable variance in the actual expenses (versus the forecast) for the six-months ending June 30, 2026 of approximately $230,000, a reduction in the budget for land entitlement costs relating to the Cortlandt Manor property of approximately $187,000 and an increase in forecasted revenue due to new leases of approximately $140,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on adjustments for the following items which are estimated through December 31, 2028:

1.

The estimated cash receipts from the operation of the Company’s properties net of rental property related expenditures as well as costs expected to be incurred to preserve the net realizable value of the properties at their estimated gross sales proceeds.

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

The Company estimates that it will incur approximately $995,000 in land entitlement costs (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5)) from July 2026 through the end of the liquidation period, currently estimated to conclude in 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six-months ended June 30, 2026, the Company incurred approximately $144,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $995,000 (inclusive of real estate taxes of $369,000 and regulatory fees of $407,000) will be incurred from July 2026 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of June 30, 2026 ($27,055,247) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $15,317,135 (inclusive of selling costs and retention bonuses aggregating approximately $5.2 Million and certain sewer treatment plant and related (direct/indirect) onsite infrastructure costs of approximately $4.0 million (which will be funded as a credit from closing proceeds pursuant to the B2K Agreement, as amended), excluding the gross proceeds from the real estate sales. These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2026 through June 30, 2026 is as follows:

	January 1, 2026	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2026
Assets:
Estimated rents and reimbursements	$7,793,680	$(1,438,939)	$113,552	$6,468,293
Prepaid expenses and other assets	506,396	(10,243)	-	496,153
Liabilities:
Property operating costs	(5,209,378)	1,001,258	(17,829)	(4,225,949)
Capital expenditures	(350,000)	79,768	-	(270,232)
Land entitlement costs	(1,325,969)	144,052	186,866	(995,051)
Closing credit for infrastructure costs	(4,020,222)	-	-	(4,020,222)
Corporate expenditures	(9,438,950)	983,433	920,855	(7,534,662)
Selling costs on real estate assets	(3,055,351)	54,710	-	(3,000,641)
Retention bonus payments to officers and employees*	(2,234,824)	7,194	(7,194)	(2,234,824)
Liability for estimated liquidation and operating costs net of estimated receipts	$(17,334,618)	$821,233	$1,196,250	$(15,317,135)

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

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. The Company’s estimated timeline to complete the liquidation is December 31, 2028, as the Company believes the buyer will close on this transaction by December 31, 2028. Nevertheless, the B2K Agreement's outside closing date, if B2K exercises its extension options, could extend to October 2029 or, if both options are exercised, February 2030 which is after our forecasted December 31, 2028 liquidation completion date. Because we do not control the regulatory approval timing on which B2K's extension rights depend, there can be no assurance the closing will occur on or before our forecasted completion date, and any delay could increase our liquidation and operating costs and reduce or delay amounts ultimately available for distribution.

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

On January 6, 2026, the Company entered into the second amendment to the B2K Agreement which among other provisions provides as follows:

●

On-Site Improvements. At closing, the Company will credit B2K $1,520,222 toward the purchase price for specified on-site improvements to Lots 1 and 3 of Flowerfield (which is in addition to the $2.5 million cap for the Company’s proportionate share of the STP as reflected in the original agreement), with no increase if additional work is required. B2K will be responsible for constructing all common facilities and offsite improvements, while the Company will use commercially reasonable efforts to cooperate by providing access at no cost to the Company.

●

Investigation Period. The parties acknowledge that the investigation period, as extended, has expired and that B2K’s right to terminate the Agreement under Section 3.1(D) of the Agreement is null and void and of no further force nor effect.

7.	Loans Payable

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest-only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of June 30, 2026 was $1,784,309.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of June 30, 2026 was $2,443,339.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of March 31, 2026, the Company is in compliance with the loan covenants. The Company anticipates modifying the terms of the loans following the completion of the subdivision so that the loans remain secured by the two subdivided industrial park lots only.

On September 15, 2021, the Company, through its subsidiary GSD Cortlandt, LLC (“GSD Cortlandt”), secured a $4.95 million term loan (the “2021 Mortgage Loan”) with Signature Bank (the loan is currently held by SIG CRE 2023 Venture LLC and serviced by Rialto Capital Advisors LLC), the proceeds of which were used to pay off the previous GSD Cortlandt debt facility of which $1,050,000 was outstanding. The term of the 2021 Mortgage Loan is five years with an option to extend for an additional five years (the “Extension Period”). Until the initial maturity date (October 10, 2026), the 2021 Mortgage Loan bears interest at an annual rate equal to 3.75%. If the maturity date is extended for the Extension Period, the rate of interest on the 2021 Mortgage Loan will adjust and be fixed for the Extension Period to the greater of (i) 3.75% or (ii) 275 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a constant maturity of five years as most recently made available by the Federal Reserve Board as of thirty days prior to the first day of the Extension Period. The 2021 Mortgage Loan will be paid in monthly installments of principal and interest calculated on the basis of a thirty-year amortization schedule. If the maturity date is extended for the Extension Period, the amount of each monthly installment will be recalculated for the Extension Period based on the adjusted interest rate on the 2021 Mortgage Loan and an amortization schedule of twenty-five years. The lender has the right, but not the obligation, to decline to extend the term of the 2021 Mortgage Loan if the loan to value ratio of the property is greater than seventy percent (70%), or the property does not support a debt service coverage ratio (as calculated by the lender) of at least 1.3 to 1, in each case on the date the extension is exercised.

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. The outstanding balance as of June 30, 2026 was $4,507,473.

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

The total debt payable matures as follows:

Years Ending June 30,
2027	$4,723,871
2028	5,989,079
Total	$10,712,950

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Current accounts payable	$689,271	$731,708	Accrued liabilities	$320,340	$264,662
Deferred accounts payable	1,447,933	1,354,598	Deferred Compensation to Directors (a)	2,138,725	2,047,797
Total	$2,137,204	$2,086,306	Total	$2,459,065	$2,312,459
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

As of June 30, 2026 and December 31, 2025, the Company had a zero balance in its allowance for doubtful accounts.

As of June 30, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income for the six months ended June 30, 2026, a material percentage of our rental income, was in default under its lease. Management is actively working with the tenant to bring it back into compliance and believes it is probable that the default will be cured. However, if the Company is unable to bring the tenant into compliance, the Company may pursue eviction proceedings, which could result in a temporary loss of rental revenue, additional legal costs and costs associated with re-leasing the space. The Company has not recorded an allowance for doubtful accounts related to this tenant as of June 30, 2026 as the revenue from this tenant is recorded on a cash basis only. See Note 11 (Concentration of Credit Risk) for a discussion of the Company's increasing tenant concentration risk as it executes on the sale of its assets.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on June 30, 2026 and December 31, 2025. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies. One of the Company’s tenants representing a material percentage of our rental income is currently in default, although management is working with this tenant to bring it back into compliance.

For the six-months ended June 30, 2026 rental income from the Company’s three largest tenants represented approximately 30%, 18% and 10% of total rental income. The three largest tenants by revenue as of June 30, 2026 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of June 30, 2026, other commitments and contingencies are summarized in the below table:

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

Under the Plan, there were no payments made during the six-months ended June 30, 2026.

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

(a)

Effective November 5, 2025, Mr. Lamb is no longer a Board member. Pursuant to the Restricted Stock Plan, Mr. Lamb did not forfeit any shares because the reason for his cessation of service as a director was due to his not being nominated for another term, which satisfies one of the forfeiture exceptions under the Stock Plan.

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

As of June 30, 2026 and December 31, 2025, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

15.	Subsequent Events

Separation Agreement with Chief Operating Officer

On August 7, 2026, the Company entered into a Separation Agreement (the "Separation Agreement") with Peter Pitsiokos, the Company's Chief Operating Officer, providing the terms for the termination of Mr. Pitsiokos' employment with the Company effective October 2, 2026 (the "Termination Date"). Pursuant to the Separation Agreement, the Company agreed to pay Mr. Pitsiokos his base salary through the Termination Date, as well as a six-months' severance payment of $100,000 as required under the terms of Mr. Pitsiokos' employment agreement for terminations without cause. Mr. Pitsiokos agreed to certain standard confidentiality and non-disparagement obligations and to deliver a general release to the Company following the Termination Date. The Separation Agreement becomes effective on the eighth day after Mr. Pitsiokos executes the release, provided he does not revoke it by such date. Following the Termination Date, the Company will have one full-time employee remaining to complete the liquidation process, and the Company expects the termination of Mr. Pitsiokos' employment to result in approximately $620,000 of savings over the remaining liquidation timeline, which the Company currently expects to be completed by the end of 2028. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the full text of the Separation Agreement, filed as an exhibit to the Company's Current Report on Form 8-K referenced below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the six-months ended June 30, 2026.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, relating to the Company’s efforts to secure additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, risks relating to our national marketing campaign led by JLL for the sale of our Flowerfield and Cortlandt Manor properties, risks associated with our purchase and sale agreement with B2K (and future purchase and sale agreements for our remaining properties that may be contingent on years-long regulatory contingencies) in light of our financial condition, risks relating to the recent termination of employment of our Chief Operating Officer and the Company's resulting reliance on a single full-time employee to complete the entitlement, marketing, sale and liquidation process, community activism risk, proxy contests and other actions of activist shareholders, regulatory enforcement risk, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, lingering risks relating to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2026 and December 31, 2025 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of June 30, 2026 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

Gyrodyne believes that both the Article 78 Proceeding (see Part II, Item 1, Legal Proceedings, for a description of its current procedural status) and the process of negotiating purchase agreements, securing final subdivision approval and final unappealable site plan approval and consummating the sale of our properties will extend into 2028, although there can be no assurance that Gyrodyne and the Town of Smithtown will be successful in the defense of the appeal and any other motions or that other factors beyond our control will not necessitate a further extension of the timeline.

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

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages and environmental concerns. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes subdivision approval will be received in the first quarter of 2027 for Flowerfield, and mid-2027 for Cortlandt Manor.

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

Assuming the process of seeking entitlements and selling assets is completed in 2028 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $27.06 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $12.30 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values and outstanding share numbers effective as of June 30, 2026 and include some but not all of the potential value that may be derived from the entitlement efforts.

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

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification, new credit facility or alternative capital raising transaction on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield and Cortlandt Manor properties. During the six-months ended June 30, 2026, the Company incurred approximately $144,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $995,000 in additional land entitlement costs through December 31, 2028 in pursuit of entitlements (approximately $121,000 in Cortlandt Manor and $874,000 in Flowerfield).

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

The entitlement costs for the six-months ended June 30, 2026 associated with the ownership and development of this property were approximately $23,200.

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

On November 15, 2017, the Town of Smithtown Planning Board conducted a public hearing in which the Company presented its subdivision plan for the Flowerfield property. On April 11, 2018, the Planning Board determined that the subdivision plan may result in one or more significant environmental impacts which will require the preparation of an EIS.  As a result, at the April 11, 2018 Planning Board meeting, the Planning Board issued a SEQRA Positive Declaration, which was rescinded and re-issued by Planning Board Resolution dated May 9, 2018 that included a draft scope and a request for public comments on the scope (i.e., a public scoping process). The then current Town Planning Board Chairman communicated that a Positive Declaration would require up to one year to complete the SEQRA process. The Town issued the Final Scope on July 7, 2018. On August 15, 2018, the Company submitted the Draft EIS to the Town of Smithtown Planning Department prior to the public hearing. The Company received comments on its EIS at the end of the third quarter of 2018 and submitted its response to the Town of Smithtown Planning Department on February 15, 2019. On May 24, 2019, the Company received additional comments on its EIS and submitted its responses to the Town on June 4, 2019. On July 3, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on August 28, 2019. On September 24, 2019, the Company received additional comments on its EIS and submitted its response to the Town of Smithtown Planning Department on October 25, 2019. The Town of Smithtown Planning Board as Lead Agency under SEQRA adopted a resolution accepting the DEIS as complete for public review on December 11, 2019 and announced a public comment period that closed on January 24, 2020. Furthermore, the Town Planning Board held and closed the public hearing for the DEIS on January 8, 2020. Following the closing of the public comment period, the Company received a copy of the public comments in February 2020. The Company reviewed the public comments and responded by submitting a Final EIS (“FEIS”) on April 20, 2020. Following the receipt of additional comments on May 29 and June 9, 2020, the Company filed its FEIS on July 24, 2020.  Following State DOT comments received July 31, 2020 and Town comments dated August 21, 2020, the Company filed a revised FEIS on September 16, 2020 and received new comments on October 16, 2020. The Company filed a revised FEIS on October 29, 2020.  Upon addressing final Town comments received December 4, 2020, the Company filed its Final FEIS on December 9, 2020 reflecting an eight-lot subdivision. The FEIS was accepted by the Town Planning Board on March 10, 2021. Following a public comment period that closed on March 31, 2021, the Town of Smithtown forwarded the public comments and the FEIS to the Suffolk County Planning Commission. On May 5, 2021, the Suffolk County Planning Commission voted 5 to 4 to approve the application as a matter for local determination. Based on the fact that less than a majority of the 18 total members (10 members needed) voted to either approve or deny the application, the application is deemed approved as a matter for local determination. Thus, the Smithtown Planning Board may act and approve the matter with a simple majority vote. On September 20, 2021, the Town of Smithtown Conservation Board voted unanimously to recommend the Town of Smithtown Planning Board issue a SEQRA Negative Declaration, Determination of Non -Significance (an environmental Impact Statement is not necessary based on certain stated reasons and approve the Subdivision Application (eight lots inclusive of the lot for the proposed sewage treatment plant). On March 30, 2022, the Smithtown Planning Board voted four to zero with one abstention to adopt the Findings Statement by resolution, closing SEQR and held a public hearing for the approval of the Preliminary Subdivision at the same meeting. Approval of the Preliminary Subdivision was granted at that meeting. The most recent responses to technical comments on the Final Subdivision Plans received from the Suffolk County Department of Health Services and Suffolk County Department of Public Works were submitted in March 2026, New York State Department of Environmental Conservation Wetland Permit was issued on October 28, 2024, and New York State Department of Transportation plans were submitted for NYS 25A-Stony Brook Road in March 2025 (no prior design comments). We anticipate submitting a final Town of Smithtown subdivision application in the third quarter of 2026 contingent on the owners of lot two’s approval. Once the Town of Smithtown application is filed we expect to receive and respond to comments prior to scheduling a hearing with possible final approval in the first quarter of 2027 (assuming comments are received and responded to promptly), all of which are subject to and contingent on the remaining regulatory process.

The entitlement costs for the six-months ended June 30, 2026 associated with the ownership and development of this property consisting of architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $120,900.

While we cannot predict the outcome of the subdivision application, we undertook to subdivide the Flowerfield property in a manner that we believed will result in increased development flexibility in the shortest amount of time and limited risk (i.e., included in our subdivision application is the separation of the existing industrial buildings into two separate lots which upon resolution of the Article 78 Proceeding (See Article 78 Proceeding under Part II, Item 1, Legal Proceedings) and final subdivision approval will allow us to sell the two lots together or separately, without any site plan approval). There can be no assurance, however, that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. The pandemic has negatively impacted demand for office (including medical office) and hotel development “on spec”.

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

Transaction Summary for the Six-Months Ended June 30, 2026

The following summarizes our significant transactions and other activity during the six-months ended June 30, 2026.

Leasing Activity.  During the six-months ended June 30, 2026, the Company executed one new lease and five renewals comprising approximately 10,100 square feet, annual revenue of approximately $198,000 and total commitments of approximately $134,500. There were three terminations comprising approximately 6,300 square feet and approximately $95,600 in annual revenue.

Tenant Default. During the six-months ended June 30, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income, a material portion of the Company’s rental revenue, fell into default under its lease. Management is working with the tenant to restore compliance and believes it is probable that the matter will be resolved without eviction. Management has considered this contingency in its estimates of liquidation and operating costs and believes the current estimates remain adequate. See Note 11 (Concentration of Credit Risk) to the consolidated financial statements for a discussion of the Company's tenant concentration risk in connection with this default.

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

As reported in footnote three, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote five in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of June 30, 2026 ($27,055,247) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of June 30, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of June 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $27,055,247 and $25,858,997, respectively, or approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The increase of $1,196,250 in estimated liquidating distributions is mainly attributable to employee-restructuring savings of approximately $620,000, a favorable variance in the actual expenses (versus the forecast) for the six-months ending June 30, 2026 of approximately $230,000, a reduction in the budget for land entitlement costs relating to the Cortlandt Manor property of approximately $187,000 and an increase in forecasted revenue due to new leases $140,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the June 30, 2026 cash balance of $3.77 million plus adjustments for the following items which are estimated through December 31,2028:

1.

The estimated cash receipts from the operation of the properties net of rental property related expenditures as well as costs expected to be incurred to preserve the net realizable value of the property at their estimated gross sales proceeds.

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

The Company estimates that it will incur approximately $995,000 (included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts) in land entitlement costs from July 2026 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2028, in an effort to obtain entitlements, including special permits. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the six-months ended June 30, 2026, the Company incurred approximately $144,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $995,000 (inclusive of real estate taxes of $369,000 and regulatory fees of $407,000) will be incurred from July 2026 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of June 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $27,055,247 and $25,858,997, or approximately $12.30 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of June 30, 2026 (dollars are in millions).

June 30, 2026 cash and cash equivalents balance	$3.77
Principal payments on loan	(10.71)
Free cash flow from rental operations	1.97	(i)
General and administrative expenses	(4.38)	(ii)
Land entitlement costs in pursuit of the highest and best use	(1.00)
B2K Closing Credit for certain infrastructure	(4.02)	(iii)
Gross real estate proceeds	53.99	(iv)
Selling costs on real estate	(3.00)
Retention bonus plan for officers and employees	(2.23)
Final liquidation and dissolution costs	(1.48)	(v)
Other	(5.85)	(vi)
Net Assets	$27.06

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve the properties at its current estimated market value will total $1.97.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($4.38).
(iii)

Under the terms of the B2K agreement (dated July 30th, 2025 inclusive of its latest amendment dated January 6, 2026) B2K is funding its proportionate share, based on effluence, of the buildout of the sewer treatment plant and onsite infrastructure costs. This credit that will be given at closing is contributed to the Industrial Parks proportionate share.

(iv)	The incremental value, if any, associated with the pending STP amenity (see iv) is not included in gross real estate proceeds as such value is not estimable based on current factors.
(v)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(vi)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($5.85).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Because the Company reports on the liquidation basis of accounting, it no longer presents a statement of operations, and accordingly this discussion addresses changes in net assets in liquidation in lieu of a traditional discussion of results of operations. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the six-months ended June 30, 2026 of which is discussed below:

Net assets in liquidation on January 1, 2026	$25,858,997
Changes in net assets in liquidation from January 1 through June 30, 2026:
Remeasurement of assets and liabilities in liquidation	1,196,250
Total increase in net assets in liquidation	1,196,250
Net assets in liquidation on June 30, 2026	$27,055,247

The remeasurement of $1,196,250 in assets and liabilities in liquidation is mainly attributable to employee-restructuring savings of approximately $620,000, a favorable variance in the actual expenses (versus the forecast) for the six-months ending June 30, 2026 of approximately $230,000, a reduction in the budget for land entitlement costs relating to the Cortlandt Manor property of approximately $187,000 and an increase in forecasted revenue due to new leases $140,000.

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

We generally finance our operations through cash on hand. On March 7, 2024, the Company closed a rights offering resulting in approximately $4.4 million of net proceeds to the Company, thereby ensuring we could operate from a position of strength through the duration of the liquidation estimated at the time of such offering to be the end of 2026 (but being extended to the end of 2028), to negotiate and enforce purchase agreements and defend our property rights in the Article 78 Proceeding and in any other such proceeding that may arise. Furthermore, certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. While these same vendors remain committed to deferring a large portion of their deferred fees (as disclosed in footnote 8), the extended timeline to the end of 2028 is resulting in economic pressure to provide for a yet to be determined partial payment, albeit expected to be less than half of the outstanding liability). These vendor fee deferrals are informal, unwritten arrangements and are not legally binding contractual obligations. As a result, there can be no assurance that any vendor will continue to honor its deferral, and any vendor could demand accelerated or full payment of its deferred fees on different terms than we have assumed, which would increase demands on our limited working capital and could result in disputes over the existence, amount, or terms of the deferral.

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

As of June 30, 2026, the Company had cash and cash equivalents totaling approximately $3.77 million. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $53.99 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $27.06 million.

The Company intends to seek to modify one or more of its existing loan facilities to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. The Company’s goal with respect to any such modification is for its current cash and cash equivalent position post-loan modification to be adequate to fund our process of seeking entitlements and selling assets through such forecasted liquidation completion date. Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification, new credit facility or alternative capital raising transaction on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

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

Major elements of the Company’s cashflows for the six-months ended June 30, 2026 were as follows:

Operating Cashflows:

●	$1,438,939 in rent and reimbursements.
●	($1,001,258) in operating costs.
●	$437,681 in net operating income.

Nonoperating Cashflows:

●	($23,183) of land entitlement costs incurred for the Cortlandt Manor property.
●	($120,869) of land entitlement costs incurred for the Flowerfield property.
●	($79,768) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.
●	($1,045,337) of corporate expenditures including interest expense.
●	($155,581) of principal payments on our loans.
●	$228,793 in changes in working capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item; the following disclosure is provided voluntarily.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on June 30, 2026.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, the aggregate appraised value of our remaining unsold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the 2025 10-K.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors," of the 2025 10-K. The following risk factor supersedes and replaces the risk factor titled "Loss of key management personnel" disclosed in the 2025 10-K:

Loss of key management personnel.

Our success depends to a significant extent upon the continuing efforts of Gary Fitlin, our Chief Executive Officer and Chief Financial Officer, who is currently the Company's only remaining full-time employee. On August 7, 2026, the Company entered into a Separation Agreement with Peter Pitsiokos, the Company's former Chief Operating Officer, providing for the termination of Mr. Pitsiokos' employment with the Company effective October 2, 2026. Following that termination, the Company has only one full-time employee, Mr. Fitlin, to oversee the Company's efforts to seek entitlements, market and sell its remaining properties, and wind up its affairs through the completion of the liquidation. We have programs in place that have been designed to motivate, reward and retain Mr. Fitlin, including an employment agreement and our Retention Bonus Plan. Nevertheless, the loss or unavailability of Mr. Fitlin due to retirement, resignation, illness, or otherwise could have a material adverse effect on our business, financial condition and results of operations in general, and our efforts to position our properties to maximize values and distributions to shareholders in particular, if we are unable to retain Mr. Fitlin, and this risk is heightened because the Company no longer has another executive officer available to assume his responsibilities on an interim basis. In addition, the Company's controller resigned as a full-time employee as of February 28, 2025. The former controller continues to provide certain services to the Company under the terms of a consulting agreement dated as of March 1, 2025 (the "Consulting Agreement"). Nevertheless, the Company may find it necessary to hire another person to perform certain functions not covered by the Consulting Agreement and be prepared to assume such functions that are covered by the Consulting Agreement in the event the Consulting Agreement is terminated. If the Company is required to hire such additional person, the cost of doing so could have a material adverse effect on our business, financial condition and results of operations in general. The Company may also need to hire additional personnel to replace some or all of the functions previously performed by Mr. Pitsiokos, and the failure to do so in a timely manner, or the cost of doing so, could have a material adverse effect on our business, financial condition and results of operations.

Items 2 through 5 are not applicable to the Company in the six-months ended June 30, 2026.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

99.7	Current Report on Form 8-K dated August 7, 2026, reporting the Separation Agreement with Peter Pitsiokos (19)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DE Inline XBRL Taxonomy Extension Definition (14)

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 12, 2026.

(19)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: August 13, 2026	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

99.7	Current Report on Form 8-K dated August 7, 2026, reporting the Separation Agreement with Peter Pitsiokos (19)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DE Inline XBRL Taxonomy Extension Definition (14)

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

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 12, 2026.

(19)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2026.