Form 10-Q
period 2026-09-30
Gyrodyne, LLC
filed 2026-11-13
CIK 1589061

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 13, 2026, there were 2,199,308 common shares outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE, LLC

QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

(Liquidation Basis)

	September 30,	December 31,
	2026 (Unaudited)	2025
ASSETS:
Real estate held for sale	$46,550,000	$53,990,000
Cash and cash equivalents	3,346,118	4,529,597
Rent receivable	157,501	155,205
Other receivables	15,899	15,899
Total Assets	$50,069,518	$58,690,701

LIABILITIES:
Accounts payable	$2,073,778	$2,086,306
Accrued liabilities	2,646,913	2,312,459
Deferred rent liability	9,954	-
Tenant security deposits payable	220,639	229,790
Loans payable	10,634,946	10,868,531
Estimated liquidation and operating costs net of estimated receipts	10,843,149	17,334,618
Total Liabilities	26,429,379	32,831,704
Net assets in liquidation	$23,640,139	$25,858,997

See notes to consolidated financial statements

GYRODYNE, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2026

(Liquidation Basis)

(Unaudited)

Net assets in liquidation, as of December 31, 2025		$25,858,997
Changes in assets and liabilities in liquidation:
Change in liquidation value of real estate	(7,440,000)
Remeasurement of assets and liabilities	5,221,142
Net decrease in liquidation value		(2,218,858)
Net assets in liquidation, as of September 30, 2026		$23,640,139

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (LIQUIDATION BASIS) FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2026 (unaudited)

1.	The Company

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

The estimated timeline assumes that the developed portion of Flowerfield is not sold until the culmination of the Article 78 Proceeding. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval. As discussed below, the Company does not currently expect the Article 78 Proceeding to have a material effect on the closing of a sale of the undeveloped portion of Flowerfield to New York State (the “State”).

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

Based on an extensive marketing campaign the mixed-use plan that only includes medical and retail but not residential uses, as envisioned by the Town Board, has resulted in medical office development supply that significantly exceeds market demand. The Company is working with JLL and the Town of Cortlandt to develop an alternative mixed-use development and marketing strategy to navigate within these challenging regulatory and market conditions so as to close on the sale no later than the end of 2028 and potentially earlier contingent on when the Company enters into a Purchase and Sale Agreement and the time for such buyer to obtain site plan approval.

Timeline and Marketing Campaign

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages, environmental concerns and whether the Company sells the undeveloped portion of the Flowerfield property (currently under contract with B2K) to the State. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes final subdivision approval for Flowerfield will be received shortly after the closing of a sale of the undeveloped portion of Flowerfield to the State (as described below) or later if sold under the current agreement with B2K and subdivision approval for Cortlandt Manor in mid-2027.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximate 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, the Company previously estimated the gross value of the B2K Agreement at $28,740,000, contingent on approval of a pending site plan submission, which the Company no longer expects to be approved in its current form. Under the terms of the B2K Agreement, the Company would be required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure aggregating $4,020,222. In light of the proposed termination of the B2K Agreement described below, this credit is no longer included in the Company’s estimated costs in excess of receipts as of September 30, 2026.

Furthermore, B2K’s progress toward satisfying the conditions precedent to closing has been delayed, in part because B2K and Flowerfield Celebrations have not reached agreement that B2K’s proposed site plan is consistent with the visual easement rights held by Flowerfield Celebrations (whose lot borders the 49-acre parcel under contract to B2K). If these matters are not resolved, the Company believes there is a material risk that the B2K Agreement will not close by the end of 2028, if at all.

In light of the foregoing, the Company has been in discussions regarding a sale of the undeveloped portion of Flowerfield to the State, which, if consummated, is expected to eliminate the requirement to construct a sewage treatment plant and to eliminate or mitigate the on-site and off-site infrastructure obligations that are conditions of the subdivision under the Findings Statement. The Company received a non-binding offer from the New York State Department of Environmental Conservation (“NYSDEC”) to acquire this property for $21.3 million, subject to the negotiation and execution of a definitive purchase and sale agreement and the completion of the State’s acquisition process, including required State, county and town approvals. The offer would permit the property to be subdivided without any investment by the Company in a sewage treatment plant or on-site or off-site infrastructure. The offer is not binding, and there can be no assurance that a definitive agreement will be entered into, or that a sale to the State will be consummated on the terms described or at all. The $21.3 million offer price is less than the $28,740,000 estimated gross value of the B2K Agreement, and the Company has reduced the estimated value of its real estate by $7,440,000 as of September 30, 2026 to reflect the offer price. Concurrently, the Company has been negotiating with B2K a termination of the B2K Agreement that will be contingent on the closing of a sale of the property to the State. The Company and B2K have reached an agreement in principle on the terms of a termination of the B2K Agreement, including the amount of the termination payment, which would be contingent on the closing of a sale of the property to the State and payable from the proceeds of that sale. The estimated termination payment is included in estimated selling costs as of September 30, 2026. The agreement in principle is not binding and remains subject to the negotiation and execution of definitive documentation and approval by the Company's Board. There can be no assurance that a definitive termination agreement will be executed on these terms or at all, or that B2K will not seek to enforce its rights under the B2K Agreement.

If the Company and the State enter into a definitive purchase and sale agreement by December 31, 2026, the Company currently anticipates that a closing could occur between late in the second quarter of 2027 and the end of 2027, subject to the completion of the State’s acquisition process, including required county and town approvals. There can be no assurance that a definitive agreement will be executed or that a closing will occur within that time frame or at all. The Company will continue to market its properties and, although there can be no assurances, the Company believes final subdivision approval for Flowerfield would follow shortly after a closing with the State, and that subdivision approval for Cortlandt Manor would be obtained in mid-2027 (if a subdivision is ultimately pursued by the future buyer of that property).

We anticipate that future purchase agreements for Flowerfield (other than a sale to the State) or Cortlandt or any portions thereof will similarly identify receipt of subdivision approval. In addition, we anticipate the Cortlandt Manor property will be sold as a development deal that will also require site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

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

The accompanying interim quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the nine-months ended September 30, 2026.

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

The Company (and B2K for the respective property lots pursuant to the B2K Agreement until such agreement is terminated) is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions (which may also include site plan approval of prospective purchasers) are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2028 contingent on the termination of the B2K Agreement and the execution and consummation of a definitive agreement with the State. The Company is actively marketing its properties and intends to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2028.

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

Allowance for credit losses – Rent receivable is carried at net realizable value. Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in tenant payment patterns when evaluating the adequacy of the allowance for credit losses.

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

As reported, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), the President and CEO, is reported in Note 5 in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets in liquidation as of September 30, 2026 ($23,640,139) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New Accounting Pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

4.	Statements of Net Assets in Liquidation

Net assets as of September 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $23,640,139 and $25,858,997, respectively, or approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The decrease of $2,218,858 in estimated liquidating distributions is mainly attributable to a decrease in the estimated selling price of real estate of $7,440,000 and an increase in estimated selling costs (inclusive of fees relating to the termination of the B2K Agreement) of approximately $900,000 partially offset by (i) savings in retention bonuses resulting from the decrease in real estate value of approximately $308,000, savings in land development including the B2K closing credit of $4,323,700, an increase in operating income mainly due to timing of sales and employee restructuring of $1,233,000, and a savings on the estimated prepayment penalty on the Cortlandt Manor loan of approximately $70,000.

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

The Company estimates that it will incur approximately $820,000 in land entitlement costs included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts, (see Note 5) from October 2026 through the end of the liquidation period, currently estimated to conclude in 2028, in an effort to obtain entitlements. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine-months ended September 30, 2026, the Company incurred approximately $202,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $820,000 (over half of which is real estate taxes and subdivision related regulatory fees) will be incurred from October 2026 through the end of the liquidation period. The Company does not intend on developing the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers (which include but not limited to the sale to the State – see Note 1) who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

The net assets in liquidation as of September 30, 2026 ($23,640,139) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding, based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, terms for the sale to the State and estimated termination fees associated with the B2K Agreement, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

5.	Estimated Liquidation and Operating Costs Net of Estimated Receipts

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will incur liquidation and operating costs net of estimated receipts during the remaining liquidation period of $10,843,149 (inclusive of selling costs (inclusive of estimated fees incurred in the event we terminate the B2K Agreement), and retention bonuses aggregating approximately $5.8 Million). These amounts can vary significantly due to, among other things, land entitlement costs, the timing and estimates for executing and renewing leases, capital expenditures to maintain the real estate at its current estimated realizable value and estimates of tenant improvement costs, costs to defend the Article 78 Proceeding, the timing of property sales and any direct/indirect costs incurred that are related to the sales (e.g., retention bonuses on the sale of the Cortlandt Manor and Flowerfield properties, real estate commissions, costs to address buy side due diligence inclusive of administrative fees, legal fees and property costs to address items arising from such due diligence and not previously known), the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid during the remaining liquidation period.

The change in the liability for estimated costs in excess of estimated receipts during liquidation from January 1, 2026 through September 30, 2026 is as follows:

	January 1, 2026	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2026
Assets:
Estimated rents and reimbursements	$7,793,680	$(2,174,998)	$1,157,285	$6,775,967
Prepaid expenses and other assets	506,396	(77,515)	-	428,881
Liabilities:
Property operating costs	(5,209,378)	1,488,290	(624,660)	(4,345,748)
Capital expenditures	(350,000)	89,811	-	(260,189)
Land entitlement costs	(1,325,969)	202,203	303,478	(820,288)
Closing credit for infrastructure costs	(4,020,222)	-	4,020,222	-
Corporate expenditures	(9,438,950)	1,659,193	963,343	(6,816,414)
Selling costs on real estate assets *	(3,055,351)	76,149	(899,298)	(3,878,500)
Retention bonus payments to officers and employees**	(2,234,824)	7,194	300,772	(1,926,858)
Liability for estimated liquidation and operating costs net of estimated receipts	$(17,334,618)	$1,270,327	$5,221,142	$(10,843,149)

* Selling costs include estimated fees contingent on terminating the B2K Agreement and closing on a sale to the State.

**The amounts reported are based on the provisions of the retention bonus plan and the reported amount of the real estate assets estimated net realizable value.

6.	Disposition Activities

Purchase and Sale Agreement with B2K Smithtown LLC

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximate 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, the Company previously estimated the gross value of the B2K Agreement at $28,740,000, contingent on approval of a pending site plan submission, which the Company no longer expects to be approved in its current form. Under the terms of the B2K Agreement, the Company would be required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222. In light of the proposed termination of the B2K Agreement described below, this credit is no longer included in the Company’s estimated costs in excess of receipts as of September 30, 2026.

Among other provisions, the B2K Agreement provides for: (i) an earnest money deposit of $250,000 to be delivered to the escrow agent, subject to a 90-day investigation period, during which time B2K will have the right to terminate the B2K Agreement by written notice to GSD if B2K will not be fully satisfied, in B2K’s sole discretion, as to the status of title, suitability of the Premises and all factors concerning same, prior to the expiration of the investigation period, in which case B2K will have the right to receive a refund of its earnest money deposit; and (ii) unless B2K terminates the B2K Agreement on or prior to the end of the investigation period (the “Investigation Period Notice Date”), the closing to occur on the earlier of: (A) that certain date that is no later than eight (8) months after the Town of Smithtown grants Site Plan Approval (as defined in the B2K Agreement), or (B) sixty (60) days after B2K waives the Site Plan Approval contingency. The Company’s estimated timeline to complete the liquidation is December 31, 2028. As described above (see Note 1) the Company has been negotiating a termination of the B2K Agreement contingent on a sale of the property to the State, and the Company no longer expects the transaction with B2K to close. The Company and B2K have reached an agreement in principle on the terms of a termination of the B2K Agreement, including the amount of the termination payment, which would be contingent on the closing of a sale of the property to the State and payable from the proceeds of that sale. The estimated termination payment is included in estimated selling costs as of September 30, 2026. The agreement in principle is not binding and remains subject to the negotiation and execution of definitive documentation and approval by the Company's Board. There can be no assurance that a definitive termination agreement will be executed on these terms or at all, or that B2K will not seek to enforce its rights under the B2K Agreement. If the B2K Agreement is not terminated, the B2K Agreement's outside closing date (if it closes at all), if B2K exercises its extension options, could extend to October 2029 or, if both options are exercised, February 2030 which is after our forecasted December 31, 2028 liquidation completion date. Because we do not control the regulatory approval timing on which B2K's extension rights depend, there can be no assurance the closing will occur on or before our forecasted completion date, if at all, and any delay could increase our liquidation and operating costs and reduce or delay amounts ultimately available for distribution.

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

The Company secured a non-revolving credit line for up to $3,000,000 (the “Original Line”) with a bank, which closed on March 21, 2018. The original line included an interest-only phase. On April 30, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $2,200,000. During the Permanent Phase, the Company is paying interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on April 30, 2028. The outstanding balance as of September 30, 2026 was $1,762,123.

To secure access to additional working capital through the final sale date of the Flowerfield industrial buildings, the Company secured a second loan evidenced by a non-revolving business line of credit agreement and promissory note with the Original Line bank for up to $3,000,000, which closed on January 24, 2019. This loan included an interest only phase. On May 20, 2021, the loan converted to the Permanent Phase with an outstanding principal balance of $3,000,000. During the Permanent Phase, the Company pays interest at a fixed rate of 3.85%, plus principal based on a 20-year amortization period. The loan will mature on May 20, 2028. The outstanding balance as of September 30, 2026 was $2,413,182.

Both lines are secured by approximately 31.8 acres of the Flowerfield Industrial Park including the related buildings and leases. As of September 30, 2026, the Company is in compliance with the loan covenants.

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

The 2021 Mortgage Loan may be prepaid in whole or in part, at any time, provided the borrower (GSD Cortlandt) pays the bank with each prepayment a prepayment fee equal to (i) during the first loan year and, if applicable, the first loan year of the Extension Period, five percent of the amount of such prepayment; (ii) during the second loan year and, if applicable, during the second loan year of the Extension Period, four percent of the amount of such prepayment; (iii) during the third loan year and, if applicable, during the third loan year of the Extension Period, three percent of the amount of such prepayment; (iv) during the fourth loan year and, if applicable, during the fourth loan year of the Extension Period, two percent of the amount of such prepayment; and (v) during the fifth loan year and, if applicable, during the fifth loan year of the Extension Period, one percent of the amount of such prepayment. There will be no prepayment fee for any prepayment made during the sixty-day period immediately preceding the initial maturity date or the last sixty days of the Extension Period. All prepayments must include accrued and unpaid interest through the date of prepayment. On December 14, 2023, the FDIC transferred the 2021 Mortgage Loan to SIG CRE 2023 Venture LLC, which continues to be the holder of the 2021 Mortgage Loan. The outstanding balance as of September 30, 2026 was $4,481,812.

GSD Cortlandt, Gyrodyne LLC (the “Company” as guarantor), entered into a letter agreement as of October 19, 2026, effective as of October 10, 2026 (the “Extension Agreement”) with SIG CRE 2023 Venture LLC (the “Lender”), as lender, holder and servicer, with respect to that certain loan in the original principal amount of $4,950,000 (the “Loan”) originally made by Signature Bank to GSD Cortlandt and secured by a mortgage on GSD Cortlandt’s property located at 1985 Crompond Road, Cortlandt Manor, New York and supported by a limited guaranty executed by the Company.

The Extension Agreement extends the maturity date of the Loan for five years to October 10, 2031, resets the interest rate and monthly payments in accordance with the terms of the existing note, and provides for a principal paydown of the Loan as a condition to the extension. Under the Extension Agreement, the interest rate on the Loan reset to 7.28% per annum and GSD Cortlandt made a principal paydown of $431,411, following which, after giving effect to the scheduled payment of principal and interest, the outstanding principal balance of the Loan is $4,041,482. The Company, as guarantor, reaffirmed its obligations under its limited guaranty and environmental indemnity agreement, and GSD Cortlandt and the Company provided a customary release of claims in favor of the Lender and related parties.

Except as modified by the Extension Agreement, all terms of the existing loan documents remain in full force and effect.

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

The total debt payable, inclusive of the impact of the October 2026 loan extension agreement, matures as follows:

Years Ending September 30,
2027	$688,787
2028	5,976,462
2029	44,964
2030	48,349
2031	51,988
Thereafter	3,824,396
Total	$10,634,946

8.	Accounts payable and Accrued Liabilities

	Accounts Payable			Accrued Liabilities
	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Current accounts payable	$569,956	$731,708	Accrued liabilities	$461,412	$264,662
Deferred accounts payable(a)	1,503,822	1,354,598	Deferred Compensation to Directors(b)	2,185,501	2,047,797
Total	$2,073,778	$2,086,306	Total	$2,646,913	$2,312,459
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

As of September 30, 2026 and December 31, 2025, the Company had a zero balance in its allowance for credit losses.

As of September 30, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income for the nine months ended September 30, 2026, a material percentage of our rental income, was in default under its lease. Management is actively working with the tenant to bring it back into compliance and believes it is probable that the default will be cured. However, if the Company is unable to bring the tenant into compliance, the Company may pursue eviction proceedings, which could result in a temporary loss of rental revenue, additional legal costs and costs associated with re-leasing the space. The Company has not recorded an allowance for credit losses related to this tenant as of September 30, 2026 as the revenue from this tenant is recorded on a cash basis only. Approximately $456,000 of rental income from this tenant is included in the estimated liquidation and operating costs net of estimated receipts. See Note 11 (Concentration of Credit Risk) for a discussion of the Company's increasing tenant concentration risk as it executes on the sale of its assets.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed on September 30, 2026 and December 31, 2025. As the Company executes on the sale of its assets, its regional concentration in tenants will increase thereby resulting in the increased credit risk from exposure of the local economies. One of the Company’s tenants representing a material percentage of our rental income is currently in default, although management is working with this tenant to bring it back into compliance.

For the nine-months ended September 30, 2026 rental income from the Company’s three largest tenants represented approximately 29%, 18% and 10% of total rental income. The three largest tenants by revenue as of September 30, 2026 consist of New York Presbyterian Medical Group located in the Cortlandt Manor Medical Center, Stony Brook University Hospital located in the industrial park and an athletic facility in the industrial park.

There can be no assurance that the Company’s leases will renew for the same square footage, at favorable rates net of tenant improvements, if at all.

12.	Commitments

As of September 30, 2026, other commitments and contingencies are summarized in the below table:

Management employment agreements with bonus* and severance commitment contingencies	$250,000

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company:

Employees	Amendment No. 5 RSP approved
Chief Executive Officer	44.211%
Chief Operations Officer(a)	39.789%
Officer Discretionary Amount(b)	16.000%
Total	100.000%

(a)The Chief Operating Officer was terminated, without cause effective October 2, 2026. Based on the terms of the plan, the allocation percentage to Mr. Pitsiokos would be reduced in the event the final closing prices of one or more properties fall below the threshold defined by the Plan for former employees.

(b)The officer discretionary amount will be allocated to the officers within the discretion of the Board

Under the Plan, there were no payments made during the nine-months ended September 30, 2026.

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

Deferred Compensation Plan – On December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The DCP is a non-qualified deferred compensation plan maintained for officers and directors of the Company.  Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5%. All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP. Each of the Directors elected (under the DCP) to defer 100% of their director fees for the years 2020 thru 2025 excluding Jan Loeb who was nominated to the Board on July 28, 2023 and elected to a three-year term at the annual shareholder meeting on October 12, 2023. Two of the four directors have elected not to defer any fees during 2026; the other two directors elected to defer approximately 71% of their respective 2026 director fees.

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

As of September 30, 2026 and December 31, 2025, the value of the remaining unsold properties exceeded the respective 2014 appraised values.

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

GSD Cortlandt, Gyrodyne LLC (the “Company” as guarantor), entered into a letter agreement as of October 19, 2026, effective as of October 10, 2026 (the “Extension Agreement”) with SIG CRE 2023 Venture LLC (the “Lender”), as lender, holder and servicer, with respect to that certain loan in the original principal amount of $4,950,000 (the “Loan”) originally made by Signature Bank to GSD Cortlandt and secured by a mortgage on GSD Cortlandt’s property located at 1985 Crompond Road, Cortlandt Manor, New York and supported by a limited guaranty executed by the Company.

The Extension Agreement extends the maturity date of the Loan for five years to October 10, 2031, resets the interest rate and monthly payments in accordance with the terms of the existing note, and provides for a principal paydown of the Loan as a condition to the extension. Under the Extension Agreement, the interest rate on the Loan reset to 7.28% per annum and GSD Cortlandt made a principal paydown of $431,411.38, following which, after giving effect to the scheduled payment of principal and interest, the outstanding principal balance of the Loan is $4,041,482.21. The Company, as guarantor, reaffirmed its obligations under its limited guaranty and environmental indemnity agreement, and GSD Cortlandt and the Company provided a customary release of claims in favor of the Lender and related parties.

Except as modified by the Extension Agreement, all terms of the existing loan documents remain in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne, LLC and all entities owned or controlled by us, including non-consolidated entities. References to “common shares” in this report refer to Gyrodyne, LLC’s common shares representing limited liability company interests. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the nine-months ended September 30, 2026.

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-Q and in other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of liquidation contingencies. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties generally relating to our efforts to enhance the values of our remaining properties and seek the orderly, strategic sale of such properties as soon as reasonably practicable, relating to the Company’s efforts to secure additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of property sales or the modification of its existing credit facilities and or new credit facilities, risks associated with the Article 78 Proceeding against the Company and any other litigation that may develop in connection with our efforts to enhance the value of and sell our properties, risks relating to our national marketing campaign led by JLL for the sale of our Flowerfield and Cortlandt Manor properties, risks associated with our purchase and sale agreement with B2K, including whether B2K will agree to terminate such agreement on acceptable terms or at all, risks relating to the proposed sale of the undeveloped portion of Flowerfield to the State of New York, including whether a definitive agreement will be executed, the State’s acquisition and approval process, and the timing of any closing, risks relating to the visual easement rights of Flowerfield Celebrations, risks relating to the increased interest rate and debt service on the extended Cortlandt Manor mortgage loan (and future purchase and sale agreements for our remaining properties that may be contingent on years-long regulatory contingencies) in light of our financial condition, risks relating to the recent termination of employment of our Chief Operating Officer and the Company's resulting reliance on a single full-time employee to complete the entitlement, marketing, sale and liquidation process, community activism risk, proxy contests and other actions of activist shareholders, regulatory enforcement risk, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, the potential residual effects of the COVID-19 pandemic, lingering risks relating to the 2023 banking crisis and closure of two major banks (including one with whom we indirectly had a mortgage loan which the FDIC transferred in December 2023 to a new holder following the banks closure), ongoing inflation risk, ongoing interest rate uncertainty, recession uncertainty and supply chain constraints or disruptions and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discuss in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

Gyrodyne’s corporate strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers increased development flexibility, and by enhancing the value of our leases. The Board and Management believe the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2026 and December 31, 2025 includes some, but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

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
●

pursuing the entitlement efforts of the Flowerfield (subdivision will be required for the sale of the industrial park irrespective of whether the undeveloped property is sold to the State) and Cortlandt Manor properties, to increase development flexibility;

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

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor by pursuing entitlement opportunities to provide purchasers with increased development flexibility, and by enhancing the value of our leases. The Company believes the aforementioned strategy will increase the aggregate value for such properties as a whole. The value of the real estate reported in the consolidated statement of net assets as of September 30, 2026 includes some but not all of the potential value impact that may result from such value enhancement efforts. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all. Our efforts to generate the highest values for Flowerfield and Cortlandt Manor may involve, in limited circumstances, strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders.

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

The estimated timeline assumes that the developed portion of Flowerfield is not sold until the culmination of the Article 78 Proceeding. The developed portion of Flowerfield, situated on two separate lots, may be sold together or separately upon the resolution of the Article 78 Proceeding and the filing of the final subdivision map without site plan approval. As discussed below, the Company does not currently expect the Article 78 Proceeding to have a material effect on the closing of the proposed sale of the undeveloped portion of Flowerfield to New York State (the “State”).

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

Based on an extensive marketing campaign the mixed-use plan that only includes medical and retail but not residential uses, as envisioned by the Town Board, has resulted in medical office development supply that significantly exceeds market demand. The Company is working with JLL and the Town of Cortlandt to develop an alternative mixed-use development and marketing strategy to navigate within these challenging regulatory and market conditions so as to close on the sale no later than the end of 2028 and potentially earlier contingent on when the Company enters into a Purchase and Sale Agreement and the time for such buyer to obtain site plan approval.

Various other factors will continue to impact the timeline to achieve approvals, including the backlog of land use applications, zoning authority labor shortages, environmental concerns and whether the Company sells the undeveloped portion of the Flowerfield property (currently under contract with B2K) to the State and the respective closing date. Nevertheless, we will continue to market the properties and, although there can be no assurances, the Company believes final subdivision approval for Flowerfield will be received shortly after the closing of a sale of the undeveloped portion of Flowerfield to the State (as described be-low) or later if sold under the current agreement with B2K and subdivision approval for Cortlandt Manor in mid-2027.

On July 30, 2025, GSD Flowerfield LLC, a New York limited liability company (“GSD”) wholly-owned by the Company, entered into a Purchase and Sale Agreement (as amended, the “B2K Agreement”) for the sale of an approximate 49 acre parcel of vacant land to B2K Smithtown LLC (“B2K”), an affiliate of B2K Development LLC, which property forms a portion of the Company’s Flowerfield complex in St. James, New York, for a purchase price of between $24,000,000 and $28,740,000, subject to conditions and contingencies set forth in the B2K Agreement. Included among the conditions set forth in the B2K Agreement is receipt of subdivision and site plan approval. Based on the terms of the B2K Agreement, the Company previously estimated the gross value of the B2K Agreement at $28,740,000, contingent on approval of a pending site plan submission, which the Company no longer expects to be approved in its current form. Under the terms of the B2K Agreement, the Company would be required to issue B2K a credit at closing for the industrial park’s proportionate share of costs for a sewer treatment plant (“STP”) and on-site infrastructure costs aggregating $4,020,222. In light of the proposed termination of the B2K Agreement described below, this credit is no longer included in the Company’s estimated costs in excess of receipts as of September 30, 2026.

Furthermore, B2K’s progress toward satisfying the conditions precedent to closing has been delayed, in part because B2K and Flowerfield Celebrations have not reached agreement that B2K’s proposed site plan is consistent with the visual easement rights held by Flowerfield Celebrations (whose lot borders the 49-acre parcel under contract to B2K). If these matters are not resolved, the Company believes there is a material risk that the B2K Agreement will not close by the end of 2028, if at all.

In light of the foregoing, the Company has been discussions regarding a sale of the undeveloped portion of Flowerfield to the State, which, if consummated, is expected to eliminate the requirement to construct a sewage treatment plant and to eliminate or mitigate the on-site and off-site infrastructure obligations that are conditions of the subdivision under the Findings Statement. The Company received a non-binding offer from the New York State Department of Environmental Conservation (“NYSDEC”) to acquire this property for $21.3 million, subject to the negotiation and execution of a definitive purchase and sale agreement and the completion of the State’s acquisition process, including required State, county and town approvals. The offer would permit the property to be subdivided without any investment by the Company in a sewage treatment plant or on-site or off-site infrastructure. The offer is not binding, and there can be no assurance that a definitive agreement will be entered into, or that a sale to the State will be consummated on the terms described or at all. The $21.3 million offer price is less than the $28,740,000 estimated gross value of the B2K Agreement, and the Company has reduced the estimated value of its real estate by $7,440,000 as of September 30, 2026 to reflect the offer price. Concurrently, the Company has been negotiating with B2K a termination of the B2K Agreement that will be contingent on the closing of a sale of the property to the State. The Company and B2K have reached an agreement in principle on the terms of a termination of the B2K Agreement, including the amount of the termination payment, which would be contingent on the closing of a sale of the property to the State and payable from the proceeds of that sale. The estimated termination payment is included in estimated selling costs as of September 30, 2026. The agreement in principle is not binding and remains subject to the negotiation and execution of definitive documentation and approval by the Company's Board. There can be no assurance that a definitive termination agreement will be executed on these terms or at all, or that B2K will not seek to enforce its rights under the B2K Agreement.

If the Company and the State enter into a definitive purchase and sale agreement by December 31, 2026, the Company currently anticipates that a closing could occur between late in the second quarter of 2027 and the end of 2027, subject to the completion of the State’s acquisition process, including required State, county and town approvals. There can be no assurance that a definitive agreement will be executed or that a closing will occur within that time frame or at all. The Company will continue to market its properties and, although there can be no assurances, the Company believes final subdivision approval for Flowerfield would follow shortly after a closing with the State, and that subdivision approval for Cortlandt Manor would be obtained in mid-2027 (if a subdivision is ultimately pursued by the future buyer of that property).

We anticipate that future purchase agreements for Flowerfield (other than a sale to the State) or Cortlandt or any portions thereof will similarly identify receipt of subdivision approval. In addition, we anticipate the Cortlandt Manor property will be sold as a development deal that will also require site plan approval as conditions to closing which the Company believes can be pursued simultaneously rather than sequentially.

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

Assuming the process of seeking entitlements and selling assets is completed in 2028 and giving effect to the estimated cash flows from the operation of our existing properties, we expect that Gyrodyne will have a cash balance of approximately $23.64 million, prior to any future special distributions based on the estimate of net assets in liquidation presented in our Consolidated Statements of Net Assets. Such cash would equate to future distributions of $10.75 per share based on Gyrodyne having 2,199,308 common shares outstanding. These estimated distributions are based on values and outstanding share numbers effective as of September 30, 2026.

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

The Company modified and extended two of its existing loan facilities (see note 7) to strengthen its financial position through the end of 2028, the forecasted completion of the liquidation process. Absent closing on the sale of the undeveloped property to the State by the end of 2027, Management believes the Company will need additional capital to properly fund operations through the end of 2028 absent sufficient working capital raised through the combination of other property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modification, new credit facility or alternative capital raising transaction on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

Property Value Enhancement

The Company is pursuing entitlements to increase the development flexibility of its Flowerfield (which recently was suspended while we pursue the sale of the undeveloped Flowerfield property to the State) and Cortlandt Manor properties. During the nine-months ended September 30, 2026, the Company incurred approximately $202,000 of land entitlement costs, consisting primarily of engineering costs, legal fees and real estate taxes to support the Company’s respective entitlement efforts. We estimate that the Company may incur approximately $820,000 in additional land entitlement costs through December 31, 2028 in pursuit of entitlements (approximately $138,000 in Cortlandt Manor and $682,000 in Flowerfield). Until such time as we enter a Definitive Purchase and Sale Agreement with the State and agreement with FRE (a neighboring stakeholder in the subdivision), it is premature to conclude that the land entitlement fees will be reduced significantly, if at all.

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

The Company’s existing 31,421 square foot Cortlandt Medical Center, situated on 13.8 acres, is located directly opposite New York Presbyterian’s Hudson Valley Hospital Center and within the boundaries of the MOD. The Company has committed resources toward both market research and feasibility studies in support of achieving entitlements to maximize the value of the property. For approximately nine years the Company, along with its planner and engineers have been working closely with the Town to help plan the MOD, identify issues and solutions involved in creating the Plan and more specifically, the MOD.

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

On March 20, 2023, the Town of Cortlandt Town Board adopted the SEQRA Findings Statement and local law establishing the MOD designation for the property reflecting a total density of 154,000 square feet to be comprised of 150,000 square feet of medical use, inclusive of the existing medical office square footage but excluding non-rentable spaces, and 4,000 square feet of ancillary retail (lot lines and their respective density could change until formal subdivision occurs). The Company does not plan on developing the property. The Company believes contingent on the timing for entering contracts (which we anticipate will include closing terms conditioned upon receiving site plan approval), the subdivision and site plan approval could be received in mid-2027.

Based on an extensive marketing campaign the mixed-use plan that only includes medical and retail but not residential uses, as envisioned by the Town Board, has resulted in medical office development supply that significantly exceeds market demand. The Company is working with JLL and the Town of Cortlandt to develop an alternative mixed-use development and marketing strategy to navigate within these challenging regulatory and market conditions so as to close on the sale no later than the end of 2028 and potentially earlier contingent on when the Company enters into a Purchase and Sale Agreement and the time for such buyer to obtain site plan approval.

The entitlement costs for the nine-months ended September 30, 2026 associated with the ownership and development of this property were approximately $28,500 (80% of which is tax and insurance on the undeveloped property).

Flowerfield. Following market research and related feasibility studies, we identified the entitlements that we believe will maximize the value of Flowerfield in the shortest amount of time with the lowest amount of risk. The Company has been in discussions with the Town of Smithtown on the potential real estate development projects identified by the market research and feasibility studies, all of which currently fall within our “as of right to build” zoning. We are also exploring with the Town of Smithtown whether it would be amenable to certain entitlements or other concessions that would allow for the identified development projects.

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

Contingent on entering into a Definitive Purchase and Sale Agreement with the State, we would pursue the review and or approvals from certain agencies, including but not necessarily limited to New York State Department of Transportation, Suffolk County Department of Health and Suffolk County Department of Public Works. In conjunction with seeking the respective permits, we anticipate submitting an amended subdivision application which will require approval from the Town of Smithtown. Following such amended application, we anticipate submitting a final Town of Smithtown subdivision application in the second half of 2027 contingent on when the sale to the State closes. Once the Town of Smithtown application is filed, we expect to receive and respond to comments prior to scheduling a hearing with possible final approval shortly thereafter (assuming comments are received and responded to promptly), all of which are subject to and contingent on the remaining regulatory process.

The entitlement costs for the nine-months ended September 30, 2026 associated with the ownership and development of this property consisting of taxes, architectural and engineering costs, legal expenses, economic analysis, soil management and surveys were approximately $173,700 (approximately 60% of which was real estate tax).

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

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) has contributed to continued weakness in commercial real estate markets, including in those real estate markets in which we operate. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and three times in 2025, the rate remains elevated. During 2026, the Federal Reserve increased the federal funds rate by 25 basis points and there can be no assurance that rates will not increase further in 2026 and beyond. Regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

Transaction Summary for the Nine-Months Ended September 30, 2026

The following summarizes our significant transactions and other activity during the nine-months ended September 30, 2026.

Employment. On August 7, 2026, the Company entered into a Separation Agreement (the "Separation Agreement") with Peter Pitsiokos, the Company's Chief Operating Officer, providing the terms for the termination of Mr. Pitsiokos' employment with the Company effective October 2, 2026 (the "Termination Date"). Pursuant to the Separation Agreement, the Company agreed to pay Mr. Pitsiokos his base salary through the Termination Date, as well as a six-months' severance payment of $100,000 as required under the terms of Mr. Pitsiokos' employment agreement for terminations without cause. Mr. Pitsiokos agreed to certain standard confidentiality and non-disparagement obligations and to deliver a general release to the Company following the Termination Date. Mr. Pitsiokos delivered the general release on October 19, 2026, and the $100,000 severance payment was paid in a single lump sum on October 22, 2026. Following the Termination Date, the Company will have one full-time employee remaining to complete the liquidation process, and the Company expects the termination of Mr. Pitsiokos' employment to result in approximately $620,000 of savings over the remaining liquidation timeline, which the Company currently expects to be completed by the end of 2028.

Leasing Activity. During the nine-months ended September 30, 2026, the Company executed three new lease and six renewals comprising approximately 13,500 square feet, annual revenue of approximately $230,000 and total commitments of approximately $180,000. There were three terminations comprising approximately 6,300 square feet and approximately $95,600 in annual revenue.

Tenant Default. During the nine-months ended September 30, 2026, one of the Company's three largest tenants, representing approximately 10% of rental income, a material portion of the Company’s rental revenue, fell into default under its lease. Management is working with the tenant to restore compliance and believes it is probable that the matter will be resolved without eviction. Management has considered this contingency in its estimates of liquidation and operating costs and believes the current estimates remain adequate. See Note 11 (Concentration of Credit Risk) to the consolidated financial statements for a discussion of the Company's tenant concentration risk in connection with this default.

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

The Company (and B2K for the respective property lots pursuant to the B2K Agreement until such agreement is terminated) is in the process of pursuing entitlements and density approvals, and our ability to obtain required permits and authorizations is subject to factors beyond our control, including environmental concerns of governmental entities, community groups and purchasers. The process has involved extensive analysis at the government entity level, as well as between government entities such as town planning departments and Gyrodyne and or purchasers, and will continue up until such time as entitlement and density decisions (which may also include site plan approval of prospective purchasers) are made by the relevant government entities. The Company hopes to secure favorable decisions on entitlements and density so that we can then seek the sale of our remaining properties with increased development flexibility. Any deviation in use or density between what we are pursuing in our entitlement efforts and what is ultimately permitted could have a material impact on values.

The Company believes the process of negotiating purchase agreements, securing final approvals and consummating the sale of our properties will culminate in 2028 contingent on the termination of the B2K Agreement and the execution and consummation of a definitive agreement with the State. The Company is actively marketing its properties and intends to negotiate contracts in an effort to complete the process as soon as practicable with the ultimate timeline being largely dependent on factors outside the Company’s control, including without limitation the Article 78 Proceeding and delays in securing final regulatory approvals caused by the ongoing backlog of land use applications, zoning authority labor shortages and environmental concerns. Consequently, there can be no assurance that the Company will be able to meet our formal stated target of 2028.

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

As reported in footnote three, the Company is on a liquidation basis of accounting. The detailed information regularly provided to the chief operating decision maker (“CODM”), President and CEO, is reported in footnote five in detail supporting the estimated liquidation and operating costs net of estimated receipts. This information allows the CODM to manage and forecast any impact the operations have on the estimated real estate value and in the aggregate allows the CODM to calculate estimated distributions. The net assets as of September 30, 2026 ($23,640,139) and December 31, 2025 ($25,858,997) results in estimated distributions of approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding.

New accounting pronouncements - Management has evaluated the impact of newly issued accounting pronouncements, whether effective or not as of September 30, 2026, and has concluded that they will not have a material impact on the Company’s consolidated financial statements since the Company reports on a liquidation basis.

Discussion of the Statements of Net Assets

Net assets as of September 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $23,640,139 and $25,858,997, respectively, or approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding. The decrease of $2,218,858 in estimated liquidating distributions is mainly attributable to a decrease in the estimated selling price of real estate of $7,440,000 and an increase in estimated selling costs (inclusive of fees relating to the termination of the B2K Agreement), of approximately $900,000 partially offset by (i) savings in retention bonuses resulting from the decrease in real estate value of approximately $308,000, savings in land development including the B2K closing credit of $4,323,700, an increase in operating income mainly due to timing of sales and employee restructuring of $1,233,000, and a savings on the estimated prepayment penalty on the Cortlandt Manor loan of approximately $70,000.

The cash balance at the end of the liquidation period (currently estimated to be December 31, 2028, although the estimated completion of the liquidation period may change), excluding any interim distributions, is estimated based on the September 30, 2026 cash balance of $3.35 million plus adjustments for the following items which are estimated through December 31,2028:

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

The Company estimates that it will incur approximately $820,000 included in the consolidated statement of net assets as part of the estimated liquidation and operating costs net of receipts in land entitlement costs from October 2026 through the end of the liquidation period, currently estimated to conclude on or about December 31, 2028, in an effort to obtain entitlements. The Company believes the commitment of these resources will enable the Company to position the properties for sale with all entitlements necessary to maximize the aggregate Flowerfield and Cortlandt Manor property values and resulting distributions. During the nine-months ended September 30, 2026, the Company incurred approximately $202,000 of land entitlement costs, consisting predominately of engineering fees, legal fees and real estate taxes. The Company believes the remaining balance of $820,000 (over half of which is real estate taxes and subdivision related regulatory fees) will be incurred from October 2026 through the end of the liquidation period. The Company does not intend to develop the properties but rather positioning the properties for increased development flexibility in the shortest period of time with the least amount of risk to the Company. The costs and time frame to achieve the entitlements could change due to a range of factors including a shift in the value of certain entitlements making it more profitable to pursue a different mix of entitlements and the dynamics of the real estate market. As a result, the Company has focused and will continue to focus its land entitlement efforts on achieving the highest and best use while considering the time and direct and indirect costs necessary to achieve such entitlements. During the process of pursuing such entitlements, the Company may entertain offers from potential buyers (which include but not limited to the sale to the State) who may be willing to pay premiums for the properties that the Company finds more acceptable from a timing or value perspective than completing the entitlement processes itself. There can be no assurance that our value enhancement efforts will result in property value increases that exceed the costs we incur in such efforts, or even any increase at all.

Net assets as of September 30, 2026 and December 31, 2025 would result in estimated liquidating distributions of $23,640,139 and $25,858,997, or approximately $10.75 and $11.76 per common share, respectively, based on 2,199,308 shares outstanding based on estimates and other indications of sales value. This estimate of distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, terms for the sale to the state and estimated termination fees associated with the B2K contract, change in values of the Cortlandt Manor and/or Flowerfield properties (whether market driven or resulting from the land entitlement efforts) net of any bonuses, favorable or unfavorable changes in the land entitlement costs, the performance of the underlying assets, the market for commercial real estate properties generally and any changes in the underlying assumptions of the projected cash flows.

The following table summarizes the estimates to arrive at the Net Assets in Liquidation as of September 30, 2026 (dollars are in millions).

September 30, 2026 cash and cash equivalents balance	$3.35
Principal payments on loan	(10.63)
Free cash flow from rental operations	2.17	(i)
General and administrative expenses	(3.97)	(ii)
Land entitlement costs in pursuit of the highest and best use	(0.82)
Gross real estate proceeds	46.55
Selling costs on real estate	(3.88)
Retention bonus plan for officers and employees	(1.93)
Final liquidation and dissolution costs	(1.38)	(iii)
Other	(5.82)	(iv)
Net Assets	$23.64

(i)

The Company estimates the cash proceeds from rental operations net commissions and rental costs, inclusive of expenditures to preserve the properties at its current estimated market value will total $2.17.

(ii)	The general and administrative expenses, excluding final liquidation costs, is estimated to be ($3.97).
(iii)	The costs represent all anticipated costs to liquidate the Company including D&O tail, severance and professional fees.
(iv)	The Company estimates interest income will be offset by interest expense and the settlement of its working capital accounts resulting in a balance of ($5.82).

Discussion of Changes in Net Assets

Gyrodyne’s strategy is to enhance the value of Flowerfield and Cortlandt Manor, by pursuing various entitlement opportunities, which the Gyrodyne Board believes will improve the potential of obtaining better aggregate values for such properties as a whole. The pursuit of the highest and best use of Flowerfield and Cortlandt Manor may involve other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. Gyrodyne intends to dissolve after we complete the disposition of all of our real property assets, apply the proceeds of such dispositions first to settle any debts and claims, pending or otherwise, against Gyrodyne, and then pays distributions to holders of Gyrodyne common shares. Because the Company reports on the liquidation basis of accounting, it no longer presents a statement of operations, and accordingly this discussion addresses changes in net assets in liquidation in lieu of a traditional discussion of results of operations. Therefore, the Company includes in its financial statements the Consolidated Statement of Changes in Net Assets for the nine-months ended September 30, 2026 of which is discussed below:

Net assets in liquidation on January 1, 2026	$25,858,997
Changes in net assets in liquidation from January 1 through September 30, 2026:
Change in liquidation value of real estate	(7,440,000)	(i)
Remeasurement of assets and liabilities in liquidation	5,221,142
Total decrease in net assets in liquidation	(2,218,858)
Net assets in liquidation on September 30, 2026	$23,640,139

(i)	The reduction in price is the variance between the gross value of the B2K Agreement of $28.74 million and the proposal from the State of $21.3 million.

The remeasurement of $5,221,142 in assets and liabilities in liquidation is mainly attributable to (i) savings in retention bonuses resulting from the decrease in real estate value of approximately $308,000, (ii) savings in land development costs including the elimination of the B2K closing credit of $4,323,700, (iii) an increase in operating income mainly due to the timing of sales and employee restructuring of $1,233,000, (iv) savings on the estimated prepayment penalty on the Cortlandt Manor loan of approximately $70,000, partially offset by selling costs inclusive of estimated fees relating to the termination of the B2K Agreement of approximately $900,000.

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

We generally finance our operations through cash on hand. Critical to our cash management, certain of the Company’s major vendors have informally agreed to defer payment on 50% of their fees until the first subdivided lot is sold. While these same vendors remain committed to deferring a large portion of their deferred fees (as disclosed in note 8), the extended timeline to the end of 2028 is resulting in economic pressure to provide for a yet to be determined partial payment, albeit expected to be less than half of the outstanding liability. These vendor fee deferrals are informal, unwritten arrangements and are not legally binding contractual obligations. As a result, there can be no assurance that any vendor will continue to honor its deferral, and any vendor could demand accelerated or full payment of its deferred fees on different terms than we have assumed, which would increase demands on our limited working capital and could result in disputes over the existence, amount, or terms of the deferral.

Additionally, on December 6, 2019, the Company’s Board of Directors approved the Gyrodyne, LLC Nonqualified Deferred Compensation Plan for Employees and Directors (the “DCP”) effective as of January 1, 2020. The plan is a non-qualified deferred compensation plan maintained for officers and directors of the Company. Under the DCP, officers and directors may elect to defer a portion of their compensation to the DCP and receive interest on such deferred payments at a fixed rate of 5% (per annum). All DCP benefits will be paid in a single lump sum cash payment on December 15, 2031, unless a Plan of Liquidation is established for Gyrodyne before the distribution date in which case all benefits will be paid in a single lump sum cash payment after execution of an amendment to terminate the DCP (See Deferred Compensation Plan below).

As of September 30, 2026, the Company had cash and cash equivalents totaling approximately $3.35 million. The cash will be partially used to fund our efforts to generate the highest values for the Flowerfield and Cortlandt Manor properties while simultaneously pursuing the strategic sale of these properties. The pursuit of the highest values for Flowerfield and Cortlandt Manor may involve other investments and or other strategies to manage risk and or enhance the net value of Flowerfield and Cortlandt Manor to maximize the returns for our shareholders. The Company is estimating and reporting in the consolidated statements of net assets total gross cash proceeds from the sale of its assets of approximately $46.55 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $23.64 million.

The Company modified and extended the two credit facilities that matured in 2026 allowing the Company to meet its working capital needs through the closing of the sale to the State. The closing of the sale of the undeveloped Flowerfield property to the State (and the termination of the B2K Agreement) would provide adequate additional working capital to fund a yet to be determined distribution to our shareholders and fund our process of seeking entitlements and selling the remaining assets through the forecasted liquidation completion date. Absent closing on the sale of the Flowerfield property by the end of 2027, Management believes the Company will need additional capital to properly fund operations through the end of 2028. Such capital needs may be met through the combination of other property sales or the modification of its existing credit facilities and or new credit facilities, or other alternative capital raising strategies. There can be no assurance, however, that the Company will be successful in securing any such loan modifications, new credit facilities or alternative capital raising transactions on terms that are satisfactory to the Company or on any terms at all or achieve a timely closing on the sale of a property to address its working capital needs. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders would be eliminated. In the event our shareholders receive distributions from Gyrodyne and there are insufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders could be held liable for payments made to them and could be required to return all or a part of the distributions made to them.

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

Major elements of the Company’s cashflows for the nine-months ended September 30, 2026 were as follows:

Operating Cashflows:

●	$2,174,998 in rent and reimbursements.
●	($1,488,290) in operating costs.
●	$686,708 in net operating income.

Nonoperating Cashflows:

●	($28,477) of land entitlement costs incurred for the Cortlandt Manor property.
●	($173,726) of land entitlement costs incurred for the Flowerfield property.
●	($89,811) of capital expenditures on the real estate portfolio excluding those costs incurred for land entitlement.

●	($1,742,536) of corporate expenditures including interest expense.
●	($233,585) of principal payments on our loans.
●	$397,948 in changes in working capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item; the following disclosure is provided voluntarily.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists on September 30, 2026.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 2013 (the “2013 COSO Framework”). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, after giving effect to the $7,440,000 reduction in the estimated value of real estate and assuming the sale of the undeveloped portion of Flowerfield to the State at $21.3 million the aggregate estimated value of our remaining un-sold properties exceeded the respective 2014 aggregate appraised value for such properties. See, “Risk Factors – Stipulation of Settlement prohibits us from selling our remaining properties at prices below the December 2014 appraised values” in the 2025 10-K.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors," of the 2025 10-K. The following risk factor supersedes and replaces the risk factor titled "Loss of key management personnel" disclosed in the 2025 10-K, and the additional risk factors set forth below supplement the risk factors disclosed in the 2025 10-K.

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

We may be unable to terminate the B2K Agreement on acceptable terms, or at all.

Our ability to complete a sale of the undeveloped portion of Flowerfield to the State depends on the termination of the B2K Agreement. The B2K Agreement does not give us a unilateral right to terminate it, and B2K’s investigation-period termination right has expired. Although we have reached a non-binding agreement in principle with B2K on the terms of a termination, any termination requires the execution of a definitive agreement with B2K. If a definitive agreement is not executed, B2K may decline to terminate, may condition a termination on terms less favorable to us, or may seek to enforce its rights under the B2K Agreement, which could delay or prevent a sale to the State, result in litigation, increase our costs and reduce or delay distributions to shareholders.

The proposed sale to the State is subject to a non-binding offer, a governmental acquisition process and approvals that we do not control, and is at a price below the estimated value of the B2K Agreement.

The NYSDEC offer of $21.3 million is non-binding and subject to the negotiation of a definitive agreement and the completion of the State’s acquisition process, including State, county and town approvals. These processes may take longer than we anticipate, the terms may change, and the sale may not be completed. The offer price is lower than the $28,740,000 estimated gross value of the B2K Agreement, and we have reduced the estimated value of our real estate by $7,440,000 as of September 30, 2026. If the sale to the State is not completed and the B2K Agreement is not consummated, we may be required to remarket the property, which could further reduce its value, extend the liquidation beyond 2028 and increase our liquidation and operating costs.

The visual easement rights of Flowerfield Celebrations may limit the development and value of the undeveloped portion of Flowerfield.

B2K and Flowerfield Celebrations have not reached agreement that B2K’s proposed site plan is consistent with visual easement rights held by Flowerfield Celebrations. These rights could limit the uses or density of any development of the undeveloped portion of Flowerfield, delay or prevent site plan approval, or reduce the price that a purchaser other than the State would be willing to pay.

The extension of the Cortlandt Manor mortgage loan increases our debt service costs.

Effective October 10, 2026, the maturity date of the Cortlandt Manor mortgage loan was extended to October 10, 2031 and the interest rate reset from 3.75% to 7.28% per annum, following a principal paydown of $431,411.38. The increased interest rate and debt service will reduce cash available for operations and the entitlement process and, if we are unable to sell Cortlandt Manor on acceptable terms or to meet our obligations under the loan, the lender could exercise its remedies, including foreclosure.

Items 2 through 5 are not applicable to the Company in the nine-months ended September 30, 2026.

Item 6. Exhibits.

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

10.12	Current Report on Form 8-K dated August 7, 2026, reporting the Separation Agreement with Peter Pitsiokos (19)

10.13	Letter Agreement entered into as of October 19, 2026 among SIG CRE 2023 Venture LLC, GSD Cortlandt, LLC and Gyrodyne, LLC (20)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

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

(15)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026.

(19)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2026.

(20)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE, LLC

Date: November 13, 2026	/s/ Gary Fitlin
By Gary Fitlin
President and Chief Executive Officer Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Articles of Organization of Gyrodyne, LLC, dated as of October 3, 2013 (1)

3.2	Amended and Restated Limited Liability Company Agreement of Gyrodyne, LLC (2)

10.1	Amended and Restated Retention Bonus Plan (3)

10.2	Amendment No. 2 to the Retention Bonus Plan (4)

10.3	Amendment No. 3 to the Retention Bonus Plan (5)

10.4	Amendment No. 4 to the Retention Bonus Plan (6)

10.5	Cooperation Agreement, dated July 26, 2023, among the Company, Leap Tide Capital Management LLC and Jan Loeb (7)

10.6	Amendment No. 5 to the Retention Bonus Plan (8)

10.7	Nonqualified Deferred Compensation Plan (9)

10.8	Restricted Stock Plan (8)

10.9	Purchase and Sale Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (16)

10.10	First Amendment dated October 28, 2025 to Purchase and Sale Agreement between GSD Flowerfield LLC and B2K Smithtown LLC (17)

10.11	Second Amendment dated as of January 6, 2026 to Purchase Agreement dated July 30, 2025 between GSD Flowerfield LLC and B2K Smithtown LLC (18)

10.12	Current Report on Form 8-K dated August 7, 2026, reporting the Separation Agreement with Peter Pitsiokos (19).

10.13	Letter Agreement entered into as of October 19, 2026 among SIG CRE 2023 Venture LLC, GSD Cortlandt, LLC and Gyrodyne, LLC (20)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated February 6, 2024 (10)

99.2	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated October 11, 2024 (11)

99.3	Petitioners’ Notice of Appeal, received October 28, 2024 (13)

99.4	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 17, 2025 (13)

99.5	Short Form Order of the Supreme Court of the State of New York, Suffolk County, dated March 21, 2025 (12)

99.6	Petitioners’ Notice of Appeal, received April 16, 2025 (13)

101.INS Inline XBRL Instance (14)

101.SCH Inline XBRL Taxonomy Extension Schema (14)

101.CAL Inline XBRL Taxonomy Extension Calculation (14)

101.DEF Inline XBRL Taxonomy Extension Definition (14)

101.LAB Inline XBRL Taxonomy Extension Labels (14)

101.PRE Inline XBRL Taxonomy Extension Presentation (14)

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2013.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on September 1, 2015.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2018.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2022.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2023.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2023.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2019.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2024.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2024.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025.

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2025.

(14)	Filed as part of this Report.

(15)

Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. This Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filings under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025.

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2025.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026.

(19)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2026.

(20)	Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2026.